Form 10-K
period 2013-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2013-08-20
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of December 31, 2012, the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates was approximately $383.5 million, based on the closing price of the Registrant’s Common Stock reported on the New York Stock Exchange on such date of $12.25 per share.
As of July 31, 2013, there were 77,932,086 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Information required by certain portions of Part III (Items 11 and 12) is incorporated by reference to either a definitive proxy statement or an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended June 30, 2013.

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business
Company Overview
We operate regionally-focused integrated health care delivery networks with a significant presence in several large urban and suburban markets. At the core of our networks are our 28 acute care and specialty hospitals with 7,081 beds which, together with our strategically-aligned outpatient facilities and related businesses, allow us to provide a comprehensive range of inpatient and outpatient services in the communities we serve.
We strive to maintain an established reputation in our communities for high quality care by demonstrating our commitment to delivering a patient-centered experience in a reliable environment of care. Drawing on our extensive experience in acquiring and integrating hospitals, we have executed a number of acquisitions that position us well in new markets and enhance our position in current markets and that we believe will result in attractive growth opportunities for us. During the year ended June 30, 2013, we generated total revenues and Adjusted EBITDA of $5,999.4 million and $555.5 million, respectively. See “Item 6. Selected Financial Data” for a reconciliation of net income attributable to Vanguard Health Systems, Inc. stockholders to Adjusted EBITDA for this period. The financial information for our reportable operating segments is presented in Note 17 in the Notes to our Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
We were incorporated in Delaware in 1997. In 2004, pursuant to an agreement and plan of merger among us, VHS Holdings LLC and Health Systems Acquisition Corp., a newly formed Delaware corporation, The Blackstone Group, together with its affiliates ("Blackstone"), acquired securities representing a majority of our common equity. In 2011, we completed the initial public offering of 28,750,000 shares of common stock. Our common stock is traded on the New York Stock Exchange under the symbol “VHS”.

Merger with Tenet Healthcare Corporation
On June 24, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Tenet Healthcare Corporation (“Tenet”) and Orange Merger Sub, Inc., a wholly-owned subsidiary of Tenet (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, upon consummation of the merger, Merger Sub will merge with and into us (the “Merger”) with us continuing as the surviving corporation and becoming a wholly-owned subsidiary of Tenet. During the year ended June 30, 2013, we recorded $7.8 million of transaction costs related to the Merger.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock, par value $0.01 per share (the “Common Stock”), will be converted into the right to receive $21.00 in cash, without interest, other than any shares of Common Stock owned by Tenet or us or any wholly-owned subsidiary thereof (which will automatically be canceled with no consideration paid therefor) and those shares of Common Stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. Following the effective time of the Merger, our Common Stock will cease to be traded on the New York Stock Exchange, and we will no longer be a reporting company under the Exchange Act.
In connection with the execution of the Merger Agreement, Tenet entered into a voting agreement (the “Voting Agreement”) with certain funds affiliated with each of Blackstone and Morgan Stanley Capital Partners, as well as Charles N. Martin, Jr., our Chairman, President and Chief Executive Officer, Keith B. Pitts, our Vice Chairman, Phillip W. Roe, our Executive Vice President, Chief Financial Officer and Treasurer, and James H. Spalding, our Executive Vice President, General Counsel and Secretary (collectively, the “Majority Stockholders”). Under the Voting Agreement, the Majority Stockholders agreed to execute and deliver a written consent adopting the Merger Agreement and, during the term of the Voting Agreement, but subject to certain limitations set forth therein, to vote certain of their shares of Common Stock against any action or agreement that the Majority Stockholders know or reasonably suspect is in opposition to the Merger. As a result of the execution and delivery of the Written Consent on June 24, 2013 following execution and delivery of the Merger Agreement, the required approval of our stockholders for the Merger has been obtained.
Under the Merger Agreement, consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, among others, the absence of any order, preliminary or permanent injunction or other judgment, order or decree issued by a court or other legal restraint or prohibition that prohibits or makes illegal the consummation of the Merger; subject to certain materiality exceptions, the accuracy of the parties' respective representations and warranties and compliance with the parties' respective covenants; and the receipt of certain consents, waivers and approvals of governmental entities required to be obtained in connection with the Merger Agreement. We filed a definitive information statement with the U.S. Securities and Exchange Commission (the "SEC") in connection with the Merger on July 26, 2013 that was first mailed to our stockholders beginning on or about August 1, 2013. The Federal Trade Commission (the "FTC") granted early termination of the mandatory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), with respect to the Merger on July 29, 2013. The Merger is expected to close early in our second quarter of fiscal 2014.
Acute Care Services
Our general acute care and specialty hospitals offer a variety of medical and surgical services, including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and neurology, as well as tertiary services such as open-heart surgery, advanced neurosurgery, children’s specialty, level II and III neonatal intensive care and level 1 trauma at certain facilities. In addition, certain of our facilities provide on-campus and off-campus outpatient and ancillary services, including outpatient surgery, physical therapy, rehabilitation, radiation therapy, home health, diagnostic imaging and laboratory services. We also provide outpatient services at our imaging centers and ambulatory surgery centers.
Health Plan Operations
In certain of our markets, we also operate health plans that we believe complement and enhance our market position and provide us with expertise that we believe will be increasingly important as the health care market evolves. Our health plans include Phoenix Health Plan (“PHP”), a Medicaid managed health plan operating in Arizona; Abrazo Advantage Health Plan (“AAHP”), a Medicare and Medicaid dual eligible managed health plan operating in Arizona; Chicago Health Systems (“CHS”), a contracting entity for outpatient services under multiple contracts and inpatient services for one contract provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area; ProCare Health Plan (“ProCare”), a Medicaid managed health plan operating in Michigan which we acquired during the year ended June 30, 2013; and Valley Baptist Insurance Company (“VBIC”), which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.

		Membership
Health Plans	Location	2012	2013
PHP - managed Medicaid	Arizona	188,200	186,800
AAHP - managed Medicare and Dual Eligible	Arizona	3,400	6,300
CHS - capitated outpatient and physician services	Illinois	32,600	30,700
VBIC - health maintenance organization	Texas	10,300	12,300
ProCare - managed Medicaid	Michigan	n/a	2,400
		234,500	238,500
Seasonality
We typically experience higher patient volumes and net revenues in the second and third fiscal quarters of each fiscal year because, generally, more people become ill during the winter months. This increases the number of patients that we treat during those months.
Available Information
We file certain reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Our website address is www.vanguardhealth.com. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this Annual Report on Form 10-K, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this Annual Report on Form 10-K.
Our Business Strategies
Our mission is to transform the delivery of health services we provide to the communities we serve by implementing innovative population health models and creating a patient-centered experience in a high performance environment of integrated care. We expect to change the way health care is delivered in our communities through our corporate and regional business strategies. The key elements of our strategy to achieve our mission and generate sustainable growth are outlined below.

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
Capitalize on acquisitions
We have completed several acquisitions that enhance our capabilities in existing markets or position us well in new markets. For example, we acquired The Detroit Medical Center ("DMC") during the year ended June 30, 2011, which we believe provides us a growth opportunity in a new market, where we can leverage the established market presence of DMC and our expertise and strong financial position to expand services and pursue other initiatives that we believe will result in attractive growth. Additionally, the DMC acquisition added our first children’s hospital, first women’s hospital and first freestanding rehabilitation hospital, and we believe the experience we obtain in managing these specialty hospitals will enable us to introduce such services across the company. The acquisition of Valley Baptist Health System ("Valley Baptist") in the Rio Grande Valley during the year ended June 30, 2012 expanded our presence in Texas into a new geographic market while offering us an opportunity to realize sizable clinical and administrative synergies with our Baptist Health System in San Antonio, and to use the two health systems as a platform for growth throughout south Texas.
Continue to strengthen our market presence and reputation
We intend to position ourselves to thrive in a changing health care environment by continuing to build and operate high-performance, patient-centered care networks, fully engaging in health and wellness, and enhancing our reputation in our markets. We expect each of our facilities to create a highly reliable environment of care, and we have focused particularly on our company-wide patient safety model, our comprehensive patient satisfaction program, opening lines of communication between our nurses and physicians and implementing clinical quality best practices across our hospitals to provide timely, coordinated and compassionate care to our patients. In addition, we intend to lead efforts to measure and directly improve the health of our communities. We believe these efforts, together with our local presence and trust, national scale and access to capital, will enable us to advance our reputation and generate sustainable growth.
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
Drive physician collaboration and alignment
We believe that we must work collaboratively with physicians to provide clinically superior health care services. The first step in this process is to ensure that physician resources are available to provide the necessary services to our patients. During the past five years, we have recruited a significant number of physicians through both relocation and employment agreements, including more than 200 employed physicians through our acquisitions of DMC, the Arizona Heart Institute and Valley Baptist. As of June 30, 2013, we had approximately 700 employed physicians and approximately 1,400 residents. In addition, we have implemented multiple initiatives, including physician leadership councils, training programs and information technology upgrades, to ease the flow of on-site and off-site communication between physicians, nurses and patients in order to attempt to effectively align the interests of all patient caregivers. In addition, we are aligning with our physicians to participate in various forms of risk contracting, including pay for performance programs, bundled payments and, eventually, global risk.
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

We operate health plans in Arizona, Illinois, Michigan and Texas that we believe provide us with differentiated capabilities in these markets and enable us to develop experience and competencies that we expect to become increasingly important as the health care system evolves. Specifically, PHP, our Arizona-based Medicaid managed health plan, provides us with insights into state initiatives to manage this population ahead of the anticipated expansion of health coverage to currently uninsured patients pursuant to the Patient Protection and Affordable Care Act (Pub. L. No. 111-148, as amended by the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152), the TRICARE Affirmation Act of 2010 (Pub. L. No. 111-159 and 111-173), the Medicare and Medicaid Extenders Act of 2010 (Pub. L. No. 111-309) and the Middle Class Tax Relief and Job Creation Act of 2012 (Pub. L. No. 112-96) (collectively, the "Health Reform Law"). Additionally, through CHS, our Chicago-based preferred provider network, we manage capitated contracts covering outpatient and physician services. CHS added coverage of inpatient services through one of its contracts effective January 1, 2013. We believe our ownership of CHS allows us to gain experience with risk-bearing contracts and delivery of care in low-cost settings, including our network of health centers. Further, our ownership of VBIC allows us to offer products and services to self-insured employers in Texas prior to the creation of health insurance exchanges ("Exchanges") as required under the Health Reform Law, and will allow us to participate in the Exchanges as well as apply to offer Medicaid managed care and Medicare Advantage plans. We believe that our experience operating these health plans along with our Pioneer Accountable Care Organization in Michigan and other Accountable Care Organizations ("ACOs") in Illinois, Texas, Arizona and Massachusetts give us a solid framework upon which to build and expand our population health strategies.
Pursue selective acquisitions
We believe that our foundation—built on patient-centered health care and clinical quality and efficiency in our existing markets—gives us a competitive advantage in expanding our services in our markets, as well as other markets through acquisitions or partnerships. We have executed three letters of intent to acquire hospitals and their related facilities and businesses in Connecticut, including Waterbury Hospital, Bristol Hospital, Manchester Memorial Hospital and Rockville General Hospital. We continue to monitor opportunities to acquire hospitals or systems that strategically fit our vision and long-term strategies.
Employees and Medical Staff
As of June 30, 2013, we had approximately 39,500 employees, including approximately 5,800 part-time employees. Approximately 3,600 of our full-time employees, substantially all of which are employed at our Detroit and Massachusetts hospitals, are unionized. Overall, we consider our employee relations to be good. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In addition, since the announcement of the Merger, we have seen increased efforts by unions to organize certain of our employees, particularly in our San Antonio hospitals.
Certain portions of the markets we serve have limited available nursing resources. Nursing shortages often result in our using more contract labor resources during times when we see increased demand for our services, especially during the peak winter months. We expect our nurse leadership and recruiting strategies to mitigate the impact of nursing shortages. These strategies include ongoing involvement with nursing schools, participation in job fairs, recruiting nurses from abroad, implementing preceptor programs, providing flexible work hours, improving performance leadership training, creating awareness of our quality of care and patient safety initiatives and providing competitive pay and benefits. We anticipate that demand for nurses will continue to exceed supply especially as the baby boomer population reaches the ages where inpatient stays become more frequent. We strive to implement best practices to reduce turnover and to stabilize our nursing workforce over time.
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
Compliance Program
Since 1997, we have voluntarily maintained a company-wide compliance program designed to ensure that we maintain high standards of ethics and conduct in the operation of our business and implement policies and procedures so that all of our employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes oversight by our Board of Directors and a high-level corporate management compliance committee. Our Board of Directors and compliance committee are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the health care industry. Our Senior Vice President—Compliance and Ethics reports jointly to our Chairman, President and Chief Executive Officer and to our Board of Directors, serves as our Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program. Other features of our compliance program include Regional Compliance Officers who report to our Chief Compliance Officer in all six of our operating regions, initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to examine all of our payments to physicians and other referral sources and annual coding audits to make sure our hospitals bill the proper service codes for reimbursement from the Medicare program.
Our compliance program also oversees the implementation and monitoring of the standards set forth by the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act (collectively, "HIPAA") for privacy and security. To facilitate reporting of potential HIPAA compliance concerns by patients, family or employees, we established a second toll-free hotline dedicated to HIPAA and other privacy matters. Corporate HIPAA compliance staff monitors all reports to the privacy hotline and each phone call is responded to appropriately. Ongoing HIPAA compliance also includes self-monitoring of HIPAA policy and procedure implementation by each of our health care facilities and corporate compliance oversight.
The Health Reform Law now requires providers to implement core elements of compliance program criteria to be established by the U.S. Department of Health and Human Services ("HHS"), on a timeline to be established by HHS, as a condition of enrollment in the Medicare or Medicaid programs, and, depending on the core elements for compliance programs established by HHS, we may be required to modify our compliance programs to comply with these new criteria.
Our Industry
The U.S. health care industry is large and growing. According to the U.S. Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”), total annual U.S. health care expenditures grew 3.9% in 2011 to $2.7 trillion, representing 17.9% of the U.S. gross domestic product. National health expenditures grew at the same rate in 2011 as 2010. Although CMS projects total spending will grow by 4.2% in 2012 and 3.8% in 2013, health spending is projected to increase by 7.4% in 2014, as Exchanges and Medicaid expansions become operational. Thereafter, CMS projects total U.S. health care spending to grow by an average annual growth rate of 6.2% from 2015 through 2021. By these estimates, U.S. health care expenditures will reach approximately $4.8 trillion, or 19.6% of the total U.S. gross domestic product, by 2021.
Hospital care expenditures represent the largest segment of the health care industry. According to CMS, in 2011 hospital care expenditures grew by 4.3% and totaled $848.9 billion. CMS estimates that hospital care expenditures will increase to approximately $1.5 trillion by 2020.
Acute care hospitals in the U.S. are either public (government owned and operated), non-profit private (religious or secular), or investor-owned. According to the American Hospital Association, in 2011 there were approximately 5,000 community hospitals in the U.S. that were non-profit owned (59%), investor-owned (20%), or state or local government owned (21%). These facilities generally offer a broad range of health care services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals often offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home health and outpatient surgery services.
We believe efficient and well-capitalized operators of integrated health care delivery networks are favorably positioned to benefit from current industry trends, including:

Growing need for health care services
According to the U.S. Census Bureau, there were approximately 41.4 million Americans aged 65 or older in the United States in 2011, comprising approximately 13.3% of the total U.S. population. By the year 2030 the number of these elderly persons is expected to climb to 88.5 million, or 19.0% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 5.8 million in 2010 to 8.7 million by the year 2030. This increase in life expectancy will increase demand for health care services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the health care market, will be among the main beneficiaries of this increase in demand.
Growing premium on high-performance, patient-centered care networks
The U.S. health care system continues to evolve in a manner that places an increasing emphasis on high-performance, patient-centered care supported by robust information technology and effective care coordination. For example, there are a number of initiatives that we expect to continue to gain importance, including introduction of value-based payment methodologies tied to performance, quality and coordination of care, implementation of integrated electronic health records and information and an increasing ability for patients and consumers to make choices about all aspects of health care. We believe our focus on developing clinically integrated, comprehensive health care delivery networks, our commitment to patient-centered care, our experience with risk-based contracting and our experienced management team position us well to respond to these emerging trends and to manage the changing health care regulatory and reimbursement environment.
Impact of health reform
The Health Reform Law is expected to have a substantial impact on the health care industry. Among other things, the Health Reform Law significantly reduces the growth of Medicare program payments, materially decreases Medicare and Medicaid disproportionate share hospital (“DSH”) payments and establishes programs where reimbursement is tied in part to quality and integration. In addition, taking into account the U.S. Supreme Court decision regarding state participation in Medicaid expansion, the Congressional Budget Office ("CBO") estimates that the Health Reform Law will expand health insurance to approximately 25 million previously uninsured individuals by 2023. We believe the expansion of insurance coverage will, over time, increase our reimbursement for services provided to individuals who were previously uninsured. Conversely, the reductions in the growth in Medicare payments and the decreases in DSH payments will adversely affect our government reimbursement. Because significant uncertainty regarding the ultimate implementation of the Health Reform Law remains, especially considering the deferral to 2015 of certain of the Health Reform Law's major provisions, we are unable to fully predict its net impact on us. However, we believe that we are well positioned to respond effectively to the opportunities and challenges presented by this important legislation as a result of our high-quality, patient-centered care model, well-developed integrated care networks and our alignment with physicians.
Acute Care Hospital Consolidation
During the late 1980s and early 1990s, there was significant industry consolidation involving large, investor-owned hospital companies seeking to achieve economies of scale, and we believe this trend will continue. However, the industry is still dominated by non-profit hospitals. According to the American Hospital Association, the number of community hospitals in the United States has declined from approximately 5,350 in 1991 to approximately 5,000 in 2011, of which approximately 80% are owned by non-profit and government entities, and we believe this trend will continue. While consolidation in the hospital industry is expected to continue, we believe this consolidation will now primarily involve non-profit hospital systems, particularly those that are facing significant operating challenges. Among the challenges facing many non-profit hospitals are:

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

Competition
The hospital industry is highly competitive. We currently face competition from established, non-profit health care systems, investor-owned hospital companies, large tertiary care hospitals, specialty hospitals and outpatient service providers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and health care companies in specific geographic markets. Continued consolidation in the health care industry will be a leading factor contributing to increased competition in our current markets and markets we may enter in the future. Due to the shift to outpatient care and more stringent payer-imposed pre-authorization requirements during the past few years, most hospitals have significant unused capacity resulting in increased competition for patients. Many of our competitors are larger than us and have more financial resources available than we do. Certain non-profit competitors have endowment and charitable contribution resources available to them and can purchase equipment and other assets on a tax-free basis.
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
Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with health insurers and other managed care organizations, group health plans, and other third party payers. The importance of obtaining managed care contracts has increased in recent years due primarily to consolidations of health plans. Our markets have experienced significant managed care penetration. The revenues and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with payers. Health maintenance organizations, preferred provider organizations, third party administrators, and other third party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care organizations or otherwise restrict the ability of managed care organizations to contract with us. The trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. In addition, as various provisions of the Health Reform Law are implemented, including the establishment of Exchanges, non-government payers may increasingly demand reduced fees or be unwilling to negotiate reimbursement increases.
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
The table below presents net patient revenues before the provision for doubtful accounts we received from the following sources for the periods indicated (dollars in millions):

	June 30, 2011		June 30, 2012		June 30, 2013
Medicare	$994.0	26.8%	$1,411.6	27.2%	$1,403.4	26.7%
Medicaid	461.9	12.4	720.6	13.9	708.7	13.5
Managed Medicare	458.6	12.4	538.9	10.4	594.7	11.3
Managed Medicaid	366.7	9.9	492.9	9.5	542.6	10.3
Managed care	1,295.3	34.9	1,794.4	34.6	1,753.7	33.3
Commercial	35.5	1.0	68.8	1.3	83.8	1.6
	3,612.0	97.3	5,027.2	96.8	5,086.9	96.7
Self pay	271.2	7.3	505.3	9.7	605.9	11.5
Other	131.4	3.5	198.5	3.8	236.8	4.5
Patient service revenues before provision for doubtful accounts	4,014.6	108.1	5,731.0	110.4	5,929.6	112.7
Provision for doubtful accounts	(302.3)	(8.1)	(539.4)	(10.4)	(667.3)	(12.7)
Patient service revenues, net	$3,712.3	100.0%	$5,191.6	100.0%	$5,262.3	100.0%
Our hospitals offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, health maintenance organizations, preferred provider organizations and other managed care plans. These discount programs limit our ability to increase net revenues in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid and managed care programs, but are generally responsible for exclusions, deductibles and coinsurance features of their coverages. Due to rising health care costs, many payers have increased the number of excluded services and the levels of deductibles and coinsurance resulting in a higher portion of the contracted rate due from the individual patients. Collecting amounts due from individual patients is typically more difficult than collecting from governmental or private managed care plans.
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

Medicare Inpatient Acute Care Reimbursement
Medicare Severity-Adjusted Diagnosis-Related Group Payments. Sections 1886(d) and 1886(g) of the Social Security Act set forth a system of payments for the operating and capital costs of inpatient acute care hospital admissions based on a prospective payment system ("PPS"). Under the inpatient PPS ("IPPS"), Medicare payments for hospital inpatient operating services are made at predetermined rates for each hospital discharge. Discharges are classified according to a system of Medicare severity-adjusted diagnosis-related group ("MS-DRGs"), which categorize patients with similar clinical characteristics that are expected to require similar amounts of hospital resources to treat. CMS assigns to each MS-DRG a relative weight that represents the average resources required to treat cases in that particular MS-DRG, relative to the average resources used to treat cases in all MS-DRGs. The MS-DRG weight is multiplied by a base rate to determine the payment for a MS-DRG.

The MS-DRG base rates, relative weights and geographic adjustment factors are updated annually, effective for the federal fiscal year (“FFY”) beginning each October 1st, with consideration given to the increased cost of goods and services purchased by hospitals, the relative costs associated with each MS-DRG, changes in labor data by geographic area and other legislative and policy changes. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not consider an individual hospital's operating and capital costs. Historically, the average operating and capital costs for our hospitals have exceeded the Medicare rate increases. Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. The more widespread development of specialty hospitals in recent years has caused CMS to focus on payment levels for these specialty services. Changes in the payments for specialty services could adversely impact our revenues.

Full annual rate increases are only available for those providers who submit their patient care quality indicators data to CMS. CMS annually reviews and revises the number of quality measures that must be reported each year to receive the full market basket for the following FFY (e.g., quality measures reported for discharges in Calendar Year ("CY") 2013 are used for purposes of determining a hospital's FFY 2015 inpatient payment update). Failure to submit the required quality indicators will result in a reduction to the hospital's annual payment update.
Inpatient Outlier Payments. Outlier payments are additional payments made to hospitals for treating Medicare patients that are costlier to treat than the average patient in the same MS-DRG. To qualify as a cost outlier, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS-DRG by a fixed threshold established annually by CMS. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by a cost-to-charge ratio that is typically based upon data in the hospital’s most recently filed cost report. Generally, if the computed cost exceeds the sum of the MS-DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.
Disproportionate Share Hospital Payments. Hospitals that treat a disproportionately large number of low-income patients currently receive additional payments from Medicare in the form of DSH payments. DSH payments are determined annually based upon certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies depending on several factors that include the percentage of low-income patients served. Under the Health Reform Law, beginning in FFY 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled. This pool will be paid out to each hospital based on the product of the following three factors: (1) 75% of the estimated Medicare DSH payments that would otherwise have been made; (2) one minus the percentage change in the percentage of individuals under age 65 who are uninsured (less 0.1% for FFY 2014 and less 0.2% for each of FFY 2015-2017); and (3) the hospital's amount of uncompensated care relative to the amount of uncompensated care for all DSH hospitals. It is difficult to predict the full impact of the Medicare DSH reductions. The CBO estimates $22 billion in reductions to Medicare DSH payments between 2010 and 2019, while for the same time period, CMS estimates reimbursement reductions totaling $50 billion. During the year ended June 30, 2013, our Medicare DSH revenues were approximately $162.6 million.
Direct Graduate and Indirect Medical Education. The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education (“IME”) payments. The Health Reform Law includes provisions that increase flexibility in GME funding rules to incentivize outpatient training. During the year ended June 30, 2013, 14 of our hospitals were affiliated with academic institutions and received GME or IME payments. Our most recently filed cost reports during the year ended June 30, 2013 indicated estimated reimbursement from GME and IME for combined Medicare and Medicaid programs of approximately $205.5 million. We currently train approximately 1,400 residents on a combined basis in these 14 hospitals, the majority of which qualify for GME and/or IME reimbursement.
Hospital acquired conditions and serious medical errors. Unless certain hospital acquired conditions ("HACs") were not present on admission, Medicare will not assign an inpatient hospital case with a HAC to a higher paying MS-DRG. There are currently 12 categories of conditions on the list of HACs. CMS has also established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. Effective January 1, 2011, hospitals were also required to report HAC infection rates to Medicare as part of overall quality reporting requirements. Hospitals that fail to do so will see a reduction in Medicare reimbursement. Beginning in FFY 2015, hospitals in the bottom quartile for performance related to HACs will have Medicare IPPS payments reduced by one percent.
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
Physician Services Reimbursement
CMS reimburses physicians and certain other clinicians based on a fee schedule. As with other Medicare payment systems, the physician fee schedule payment base amounts are adjusted for location, intensity of services and various policy factors. Physicians who report certain quality measures are also eligible for an additional payment equal to a portion of their allowed charges during the reporting year. The base fee schedule amounts are updated each year based on a formula known as the sustainable growth rate ("SGR"). Each year since 2002, the SGR has resulted in a negative payment update that has required Congressional action to override in order to prevent reductions in payments to physicians and certain other clinicians. As a result, each year it is uncertain whether the physician fee schedule rate will be updated or will be subject to significant cuts. Due to the budget impact of repealing the SGR, Congress has been unable to do so for CY 2014. If Congress does not act to override the SGR update, CBO estimates that the physician fee schedule rates would be cut by approximately 25% for CY 2014.
In May 2013, the CBO revised its estimate of the ten-year cost of repealing the SGR from $245 billion to $139 billion. This downward adjustment is prompting significant Congressional attention to repealing and replacing the physician payment formula. The House Energy and Commerce Committee gave unanimous approval on July 31, 2013 to an enhanced fee-for-service physician payment plan that would provide a five-year transition period of payment stability with annual payment updates of 0.5%, before an enhanced fee-for-service system would begin in 2019, with adjustments to physician payment based on their quality performance. Physicians could also choose to participate in approved alternative payment programs. However, this legislation, H.R. 2810, did not include an offset. The House Ways and Means Committee and the Senate Finance Committee are expected to consider physician payment legislation this year. Before enactment of any SGR replacement plan, Congress would need to add provisions to pay for the cost of repealing the SGR. These provisions could include reductions in Medicare and other federal health spending.
Rehabilitation Hospitals and Units
CMS reimburses inpatient rehabilitation hospitals and units pursuant to a PPS. Under this PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation units are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. Beginning in FFY 2013, inpatient rehabilitation units were required to participate in annual quality reporting. Failure to submit all required measures will result in a reduction in the annual payment update by two percentage points beginning in FFY 2014. As of June 30, 2013, we operated one rehabilitation hospital and seven inpatient rehabilitation units within our acute care hospitals.
Psychiatric Units
Medicare utilizes a PPS to pay inpatient psychiatric hospitals and units. This system is a per diem PPS with adjustments to account for certain patient and facility characteristics. Additionally, this system includes a stop-loss provision, an “outlier” policy authorizing additional payments for extraordinarily costly cases and an adjustment to the base payment if the facility maintains a full-service emergency department, which all of our units qualified for. Inpatient psychiatric units were required to participate in annual quality reporting beginning in FFY 2013. Failure to submit all required measures will result in a reduction in the annual payment update by two percentage points beginning in FFY 2014. As of June 30, 2013, we operated ten psychiatric units within our acute care hospitals subject to this reimbursement methodology.
Ambulatory Surgical Centers
Medicare pays for ambulatory surgical center (“ASC”) services under a fee schedule. The fee schedule includes the services for which Medicare will pay when performed at an ASC. Some items, services and procedures, such as office-based procedures, device-intensive procedures, certain costs associated with ancillary radiology services, certain drugs and biologicals and brachytherapy sources, are subject to alternative payment methodologies. ASCs were required to participate in annual quality reporting beginning in CY 2012. Failure to submit all required measures will result in a reduction in the annual payment update by two percentage points beginning in CY 2014. As of June 30, 2013, we had an equity interest in five ASCs.
Final 2013 and 2014 Payment Updates and Proposed 2014 Payment Updates
Inpatient Reimbursement. In the FFY 2014 final rule, released on August 2, 2013, CMS established that the overall increase in hospital operating payments for FFY 2014 would be approximately 0.5% compared with an overall 2.3% increase for FFY 2013. FFY 2014 adjustments, including the revised DSH methodology and HAC reductions, along with a 1.6% increase in per-case capital payments, are expected to result in an overall net increase of $1.2 billion to IPPS hospitals in FFY 2014 as compared to FFY 2013.
For FFY 2014, CMS will lower the inpatient outlier threshold to $21,748 from $21,821 in FFY 2013. Changes to the outlier threshold amount can impact the number of cases at a hospital that qualify for the additional payment and the amount of reimbursement a hospital receives for those cases that qualify. The most recently filed cost reports for our hospitals as of June 30, 2011, 2012 and 2013 reflected outlier payments of $3.9 million, $13.1 million and $13.8 million, respectively.
Outpatient Reimbursement. In the CY 2013 Outpatient PPS Final Rule, CMS established that the payment update for 2013 outpatient hospital payments would be 1.9%. On July 8, 2013, CMS issued a proposed rule related to the CY 2014 outpatient hospital PPS ("OPPS"). In this proposed rule, CMS proposed to increase OPPS payments to providers by 1.8%. CMS also proposed to include seven new categories of items and services in the payment for the primary service and reduce the number of hospital outpatient visit codes from five to one.
Physician Fee Schedule. In the CY 2013 Physician Fee Schedule final Rule, CMS established that the payment update for CY2013 would be negative 26.5% due to the SGR. Congress passed legislation on January 1, 2013 that reversed the SGR cut and maintained the physician fee schedule base payment amount at the 2012 level. On July 8, 2013, CMS released a proposed rule related to the CY 2014 Physician Fee Schedule that proposed a 24.4% decrease. Congress is devoting considerable effort in 2013 to repealing the SGR and its repeated formula-driven payment reductions that Congress routinely averts. Legislation is pending that would afford a five-year period of payment stability from 2014-2019 with 0.5% annual physician payment updates followed by an enhanced fee-for-service system beginning in 2019 with adjustments to physician payment based on quality as well as an opportunity to participate in alternative payment programs.
Rehabilitation Hospital and Unit Reimbursement. In the FFY 2014 Inpatient Rehabilitation Facility PPS Final Rule, published on August 6, 2013, CMS estimated that the rule would increase FFY 2014 payments to inpatient rehabilitation facilities by 2.3% in FFY 2014, compared with a 2.1% increase for FFY 2013.
Psychiatric Unit Reimbursement. Effective October 1, 2012, inpatient psychiatric facilities transitioned from payment on a “rate year” cycle, to payment under a FFY cycle. In the FFY 2014 Inpatient Psychiatric Facility PPS Final Rule, published on August 7, 2013, CMS estimated that the rule would increase FFY 2014 payments to inpatient psychiatric facilities by 2.3%, compared with an increase of 0.8% for FFY 2013.

Ambulatory Surgical Centers Reimbursement. In the CY 2013 ASC Fee Schedule Final Rule, CMS established that the payment update for ASCs for CY 2013 would be 0.6%. On July 8, 2013, CMS issued a proposed rule related to the CY 2014 ASC Fee Schedule. In this proposed rule, CMS proposed to increase ASC payments for CY 2014 by 0.9%.
Health Reform Adjustments - Annual Market Basket and Productivity Decreases. The payment updates above include adjustments required by the Health Reform Law. The Health Reform Law provides for annual decreases to the market basket portion of the annual payment update for inpatient and outpatient hospitals and rehabilitation and psychiatric units in the following amounts for each of the following FFYs: 0.25% in 2010 and 2011; 0.1% in 2012 and 2013; 0.3% in 2014; 0.2% in 2015 and 2016; and 0.75% in 2017, 2018 and 2019. For FFY 2012 and each subsequent FFY, the Health Reform Law also provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding ten years. To determine the projection, HHS will use the Bureau of Labor Statistics (“BLS”) ten-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the following payment systems by the following amounts for the period 2010-2019: inpatient PPS by $112.6 billion; outpatient PPS by $26.3 billion; inpatient rehabilitation PPS by $5.7 billion; and inpatient psychiatric PPS by $4.3 billion. CMS did not provide an estimate for the reduction in Medicare payments due to the ASC productivity adjustment, but estimated that all of the market basket and productivity adjustments for Medicare Part B services paid on a fee schedule, excluding durable medical equipment and physician services, would result in a reduction of payments equal to $10.4 billion from 2010-2019.
Quality Reporting and Payment Programs. CMS requires reporting of specified quality measures in order to receive the full annual payment updates discussed above. Failure to submit the required measures for a given reporting period results in a payment reduction in a subsequent payment period. Quality reporting began in FFY 2013 (CY 2013 for ASCs) for inpatient rehabilitation units, psychiatric units and ASCs, with reductions in payment for non-reporting beginning in FFY 2014 (CY 2014 for ASCs). The specific measures that must be reported for each provider type are reviewed and revised by CMS each year.
To date, we have submitted required patient care quality indicators for our hospitals to receive the full market basket index increases for both the inpatient and outpatient PPS for FFY 2013. We intend to submit the necessary information to realize the full FFY 2014 inpatient and outpatient increases for all of our hospitals. However, as additional patient quality indicator reporting requirements are added, system limitations or other difficulties could result in CMS deeming our submissions not timely or not complete to qualify for the full market basket index increases.
The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. In FFY 2013, CMS reduced payments for readmissions of acute myocardial infarction, heart failure and pneumonia patients if the hospital from which the patient was discharged has a risk-adjusted ratio of discharges to readmissions that exceeds the national average over the period July 1, 2008 to June 30, 2011. CMS will use the same measures for FFY 2014, with a reporting period of July 1, 2009 to June 30, 2012. For FFY 2015, CMS will add readmissions for acute exacerbated chronic, obstructive pulmonary disease and elective total hip and knee arthroplasty to the list of conditions for which readmission payments are reduced. We expect reduced payment rates at 20 of our hospitals during FFY 2013 ranging from 0.04% to 1.0% related to readmission rates.
Additionally, the Health Reform Law establishes a value-based purchasing program to further link payments to quality and efficiency. CMS reduced the IPPS payment amount for all discharges by the following amounts: 1% for FFY 2013; 1.25% for FFY 2014; 1.5% for FFY 2015; 1.75% for FFY 2016; and 2% for FFY 2017 and subsequent FFYs. For each FFY, the total amount collected from these reductions will be pooled and used to fund payments to reward hospitals that meet certain quality performance standards. Payments for FFY 2013 were based on each hospital’s performance related to 12 clinical processes of care measures and the Hospital Consumer Assessment of Healthcare Providers and Systems ("HCAHPS") survey for the period July 1, 2011 to March 31, 2012. Payments for FFY 2014 will be based on 13 clinical and HCAHPS measures for the period April 1, 2012 to December 31, 2012 and three outcome-based measures for the period July 1, 2011 to June 30, 2012. Performance scores will be used to compare each hospital to other hospitals and to itself (based on improvement) and a hospital’s relative score will determine the total incentive payment to the hospital. Higher performing hospitals will receive higher payments.
Impact of Budget Control Act of 2011 on Medicare Reimbursement
On August 2, 2011, Congress enacted the Budget Control Act of 2011. This law, among other things, established a two-step process to reduce federal spending and the deficit. In the first phase, the law imposed caps that reduced discretionary (non-

entitlement) spending by more than $900 billion over ten years, beginning in FFY 2012. Under the second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the-board spending reductions must be implemented over ten years beginning in 2013. The spending reductions are to be split evenly between defense and non-defense spending, although certain programs (including Medicaid and the Children's Health Insurance Program ("CHIP")) are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than 2%. For FFY 2013, the triggers were reached, and after being temporarily delayed by Congress, sequestration went into effect on April 1, 2013. Consequently, Medicare payments to hospitals and for other services were reduced 2%. Each year for the next nine years that the deficit thresholds are reached, similar across-the-board spending reductions could be implemented, and Medicare payments would be similarly reduced. Some private health insurance plans where payments are linked or related to Medicare payment amounts may seek to implement similar payment reductions.
Congress may take additional action in 2013 or 2014 to further reduce federal spending and the deficit to avoid sequestration being triggered in future years. If so, Medicare, Medicaid and CHIP spending could be reduced further, and provider payments under those programs could be cut substantially. Congress also may consider legislation to resolve expected cuts to Medicare physician payments, and that legislation also could substantially revise Medicare and Medicaid spending, including payments to providers.
Recent proposals to change or cut the Medicare program that might be considered by Congress include the following:

•	raising the age of eligibility from 65 to 67;

•	cuts in supplemental Medicare payments such as IME/GME, DSH and bad debt reimbursement;

•	combining Part A and B deductibles into a single annual deductible;

•	additional means testing of Medicare;

•	eliminating first-dollar Medigap coverage;

•	shifting coverage of persons dually eligible for Medicare and Medicaid (dual eligibles) to Medicaid; and

•	turning Medicare into a voucher program, and limiting overall federal spending, which could cap Medicare expenditures, forcing deep cuts in the program.
These and other changes, if enacted, would diminish reimbursement for our services.
Contractor Reform
In accordance with the Medicare Modernization Act, CMS is implementing contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”). CMS originally designated 15 MAC jurisdictions but plans to transition to ten MAC jurisdictions over the next several years. As of July 2013, there were 13 MAC jurisdictions in varying phases of transition. Hospital companies have the option to work with the selected MAC in the jurisdiction where a given hospital is located or to use the MAC in the jurisdiction where our home office is located. For hospital companies, either all hospitals in the system must choose to stay with the MAC chosen for their locality or all hospitals must opt to use the home office MAC. We filed a request for our single home office MAC to serve all of our hospitals, which CMS has granted. Effective in 2020, all of our hospitals will be served by Cahaba GBA. All of these changes could impact claims processing functions and the resulting cash flows; however, we are unable to predict the impact that these changes could have, if any, to our cash flows.
Recovery Audit Program
The Medicare Recovery Audit Program relies on private auditing firms to examine Medicare claims filed by health care providers to detect Medicare overpayments not identified through existing claims review mechanisms. The Recovery Audit Program began as a demonstration project in 2005, but was made permanent by the Tax Relief and Health Care Act of 2006, which required a permanent and nationwide Recovery Audit Program no later than 2010.
In a recent Medicare Fee For Service National Recovery Audit Program Newsletter, CMS reported that there were a total of approximately $4.8 billion in Medicare improper payments from October 2009 through March 2013, with approximately

$4.5 billion of that amount attributed to overpayments collected from providers and the remaining $333.6 million attributed to underpayments repaid to providers.
Medicare recovery audit contractors ("RACs") utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. The Recovery Audit Program is either “automated,” for which a decision can be made without reviewing a medical record, or “complex,” for which the RAC must contact the provider in order to procure and review the medical record to make a decision about the payment. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.
With respect to “automated” reviews where a review of the medical record is not required, RACs make claim determinations using proprietary software designed to detect certain kinds of errors where both of the following conditions must apply. First, there must be certainty that the service is not covered or is coded incorrectly. Second, there must be a written Medicare policy, Medicare article or Medicare-sanctioned coding guideline supporting the determination. For example, an automated review could identify when a provider is billing for more units than allowed on one day. However, the RACs may also use automated review even if such written policies do not exist on certain CMS-approved “clinically unbelievable issues” and when making certain other types of administrative determinations (e.g., duplicate claims, pricing mistakes) when there is certainty that an error exists.
With respect to “complex” reviews where a review of the medical record is required, RACs make claim determinations when there is a high probability (but not certainty) that a service is not covered, or where no Medicare policy, guidance or Medicare-sanctioned coding guideline exists. It is expected that many complex reviews will be medical necessity audits that assess whether care provided was medically necessary and provided in the appropriate setting.
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
Further, on November 15, 2011, CMS announced the Recovery Audit Prepayment Review (“RAPR”) demonstration will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules.  The RACs will conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays for a total of 11 states. The goal of the RAPR demonstration is to reduce improper payments before they are paid, rather than the traditional “pay and chase” methods of looking for improper payments after they have been made. These prepayment reviews will not replace the MAC prepayment reviews as RACs and MACs are supposed to coordinate to avoid duplicate efforts. The RAPR demonstration began on September 1, 2012.
Accountable Care Organizations
The Health Reform Law requires HHS to establish a Medicare Shared Savings Program (“MSSP”) that promotes accountability and coordination of care through the creation of ACOs. MSSP ACOs receive payment from Medicare on a fee-for-service basis and may receive additional "shared savings" payments or be at-risk for "shared losses" based on an increase or decrease in annual fee-for-service payments to the ACO. ACOs may be formed by “ACO professionals” (physicians and mid-level providers) in group practice arrangements, networks of individual practices of ACO professionals, partnerships and joint venture arrangements between hospitals and ACO professionals, hospitals employing ACO professionals, Critical Access Hospitals billing under Method II, Federally Qualified Health Centers and Rural Health Clinics. Each ACO must have a minimum of 5,000 retroactively-assigned Medicare fee-for-service beneficiaries.
CMS estimates that approximately 50-270 organizations will enter into ACO agreements with an average aggregate start-up cost estimate of $29 million to $157 million. Further, CMS estimates a total aggregate median impact of $1.31 billion in bonus payments to ACOs for CYs 2012-2015. As of March 2013, CMS has entered into ACO participation agreements with 220 entities. We have been awarded MSSP ACOs, effective July 1, 2012 in Illinois and Texas and two additional MSSP ACOs, effective January 1, 2013 in Massachusetts and Arizona.
In addition to the MSSP ACO model, CMS developed the “Pioneer ACO” model. The Pioneer ACO model generally requires compliance with the MSSP ACO program rules in the final regulations, but differs from the finalized MSSP ACO model in several ways, including, but not limited to:

•	higher levels of sharing and risk;

•	opportunity for population-based payments;

•	requirements for outcomes-based payment contracting with other payers; and

•	a higher number of assigned beneficiaries.
Our facilities submitted two applications to join this program in August 2011. In December 2011, CMS selected 32 applicants to become Pioneer ACO applications. Our Michigan Pioneer ACO was selected to become a Pioneer ACO effective January 1, 2012. We expect to continue to explore opportunities to develop or enhance ACOs in our markets.
Bundled Payment Pilot Programs
Pursuant to the Health Reform Law, CMS finalized implementation of the Medicare Bundled Payments for Care Improvement Initiative (the "Initiative") in the FFY 2013 Inpatient PPS Final Rule, released August 1, 2012. Under this voluntary initiative, bundled payments are one-time reimbursements for a given condition or episode of care, the goal being to improve care coordination. The final rule offers four bundled payment models with varying reimbursement structures for acute and post-acute care services. In January 2013, CMS announced that there would be 105 participants in the Initiative.
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
Managed Medicare (Medicare Advantage or "MA")
Under the MA program, the federal government contracts with private health insurers and other managed care organizations ("MA Organizations") to provide Medicare benefits and supplemental benefits to Medicare beneficiaries who enroll in such MA plans offered by these MA Organizations. Nationally, approximately 14.4 million (28%) of Medicare beneficiaries have elected MA plans. The Health Reform Law, beginning in 2012, transitions MA plan capitation payments from a statutorily determined payment formula to payment amounts tied to Medicare fee-for-service payment rates for the geographic region. Payment adjustments linked to quality ratings, including quality bonuses and "rebates" with which to offer enhanced benefits or reduce certain beneficiary cost-sharing obligations are also available. Beginning in 2014, the Health Reform Law requires MA Organizations to keep annual administrative costs, including profits, lower than 15% of annual premium revenue. The CBO estimated in March 2010 that the changes to the payment methodology would reduce MA plan payments by approximately $132 billion over ten years, although these reductions have been mitigated with a demonstration project, in place for 2012-2014, that increases quality MA plans. The long-term changes to the MA plan methodology enacted under the Health Reform Law, expiration of the demonstration project at the end of 2014, and other MA program changes may cause MA Organizations to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare, and may increase pressure to reduce provider payments.
MA plan payments also are negatively affected by "sequestration." All payments from CMS to MA Organizations under the MA program are subject to the automatic 2% reduction. In certain instances, MA Organizations are reducing provider payments by the same percentage. The effect of sequestration on MA Organization payments may cause MA Organizations to raise premiums or limit benefits which may affect Medicare beneficiary elections to enroll in MA plans, as well as increase pressure on MA Organizations to reduce provider payments or be unwilling to agree to payment increases for the current and future benefit years.
Medicaid
Medicaid programs are funded jointly by the federal government and the states and are administered by states under CMS-approved plans. Most state Medicaid program fee-for-service payments to providers are made under a prospective payment system or, in select instances, are based on negotiated payment levels with individual hospitals. Medicaid payment rates are typically less than Medicare payment rates for the same services and are often less than a hospital’s cost of services. Many states have recently reduced or are currently considering legislation to reduce the state's level of Medicaid funding (including upper payment limits ("UPLs") or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals). As a result of recent actions or proposed actions in the states in which we operate, management estimates and expects overall Medicaid reimbursement rates to be flat during fiscal 2014 compared to fiscal 2013. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs. Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states may consider further reductions in their Medicaid expenditures.
Medicaid Disproportionate Share Payments
Certain states in which we operate provide Medicaid DSH payments to hospitals that treat a disproportionately large number of low-income patients as part of their state Medicaid programs, similar to DSH payments received from Medicare. For the year ended June 30, 2013, Medicaid DSH reimbursement was $84.8 million. These amounts do not include our revenues recognized from payments related to various UPL, provider tax assessment and community benefit programs that are separate from Medicaid DSH. We recognized $385.7 million of revenues and $115.8 million of expenses related to state UPL and provider tax assessment programs during the year ended June 30, 2013 compared to revenues of $323.2 million and expenses of $86.7 million during the year ended June 30, 2012. The states in which we operate continually assess the level of expenditures for these types of federal matching programs. Changes to the Medicaid DSH and these other programs could have an adverse impact on our reimbursement.
Medicaid Electronic Health Record Incentive Payments
The Medicaid Electronic Health Record ("EHR") Incentive Program provides incentive payments to eligible hospitals and professionals as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology in their first year of participation and demonstrate meaningful use for up to five remaining participation years. Medicaid EHR incentive payments to hospitals and professionals are 100% federally funded; however, the Medicaid EHR incentive program is voluntarily offered by individual states. Although CMS established January 3, 2011 as the earliest date states could offer Medicaid EHR incentive payments if they so choose, states must develop and receive CMS approval of state plans prior to offering Medicaid incentive payments. A provider that is eligible for Medicare and Medicaid EHR Incentive Program payments may only receive incentive payments from one program. HHS recently indicated that the Medicaid EHR Incentive Program payments will not be reduced due to the sequester.
During the years ended June 30, 2011, 2012 and 2013, we acquired certified EHR technology for several of our acute care hospitals including those in Michigan, San Antonio, and Illinois. As a result, we recognized $10.1 million, $28.2 million and $38.0 million, respectively, of other income related to estimated combined Medicaid and Medicare EHR incentives.
Impact of Health Reform Law on Medicaid Reimbursement
The Health Reform Law, as passed by Congress, provides federal funding for states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level ("FPL") by 2014, with such limit effectively increasing to 138% with the “5% income disregard” provision. In addition, states are to maintain, at a minimum, Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exemptions from this requirement to address eligibility standards that apply to adults making more than 133% of the FPL. As a result of the U.S. Supreme Court's June 28, 2012 decision on the Health Reform Law, HHS may not withhold existing Medicaid funding from states that choose not to expand Medicaid eligibility up to 133% of the FPL. It is currently not known how many states will decide to opt out of Medicaid expansion. The CBO estimates that one-fifth of the population that would be newly eligible to receive Medicaid coverage under the provisions of the Health Reform Law will live in states that opt out of Medicaid expansion, and an additional one-tenth of the newly eligible population will live in states that partially expand Medicaid eligibility. It should be noted that CMS has indicated that federal matching funds for Medicaid expansion will not be available to states that do not expand Medicaid to 133% of the FPL. Failure of a state to adopt the Medicaid expansion could adversely impact our revenues.
The Health Reform Law increases federal funding for Medicaid Integrity Contractors (“MIC”), private contractors who perform post-payment audits of Medicaid claims to identify overpayments, for FFYs 2011 and beyond. The Health Reform Law also expanded the scope of RAC programs to include Medicaid, as described herein.
The Health Reform Law also reduces funding for the Medicaid DSH hospital program in FFYs 2014 through 2020 by the following amounts: 2014—$500 million; 2015—$600 million; 2016—$600 million; 2017—$1.8 billion; 2018—$5 billion; 2019—$5.6 billion; and 2020—$4 billion. CMS released a proposed rule in May 2013 addressing the Medicaid DSH Health Reform Methodology to implement the annual reductions for FFYs 2014 and 2015. The proposed methodology would reflect the five factors identified in the Health Reform Law, and CMS also intends to take into account whether a state is expanding its Medicaid program and thus potentially reducing the rate of uninsured and hospitals' need for Medicaid DSH funding. Comments on the proposed rule were due to CMS on July 12, 2013. It is not clear when CMS will finalize the methodology, whether CMS will adopt the methodology as proposed, or how any one state's Medicaid DSH funding will be affected.
The Health Reform Law also required HHS to issue Medicaid regulations effective July 1, 2011 to prohibit federal payments to states for amounts expended for providing medical assistance for HACs. On June 6, 2011, CMS issued final rules designed to implement that provision of the Health Reform Law.
Managed Medicaid Recovery Audit Contractor Program
In addition to the Medicare Recovery Audit Program, CMS finalized provisions relating to implementation of a Medicaid RAC program in the September 16, 2011 Federal Register. States were expected to implement their respective RAC programs by January 1, 2012, although states could request an extension. CMS's website suggests 48 of the 50 states are reporting RAC data to CMS. Medicaid RACs have authority to look back at claims up to three years from the date of the claim, although states may request an exception for a shorter or longer look-back period. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. Medicaid RACs are paid with amounts recovered. Most Medicaid RACs appear to be paid by states on a contingency fee basis with most contingency fees ranging from 8-12% of recovered payments. It is not clear whether providers have or will face challenges under the Medicaid RAC program that are similar to those in connection with the Medicare RAC, such as denial of claims for billing the wrong site of service. Questions also exist as to how the Medicaid RAC program will coordinate with the MIC Program.
Managed Medicaid
Managed Medicaid programs represent arrangements where states contract with one or more managed care organizations ("Medicaid MCOs") to arrange for the provision of Medicaid benefits to assigned Medicaid-eligible individuals through a contracted network of providers. The contracted Medicaid MCOs are also typically responsible for enrollment, care management and claims adjudication for their enrollees in the state Medicaid programs. The states usually retain responsibility for setting the payment rates to the Medicaid MCOs, establishing enrollee eligibility criteria and setting broad benefit plan design requirements. We generally contract directly with one of the Medicaid MCOs to participate in their provider network although providers are not obligated to contract with a Medicaid MCO and we have the ability to choose not to participate in a Medicaid MCO's provider network. The provisions of these programs are state-specific. Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. However, general economic conditions in the states in which we operate may require reductions in premium payments to these plans and may reduce reimbursement received from these plans.
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

Many prior year cost reports of our facilities are still open. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, we and our facilities could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. With the exception of the DMC acquisition, if an allegation is lodged against one of our facilities for a violation occurring during the time period before we acquired the facility, we may have indemnification rights against the seller of the facility as we generally negotiate customary indemnification and hold harmless provisions in our acquisition agreements regarding any damages we incur with respect to the time period before we acquired a facility. In the DMC acquisition, to the extent that we incur liability arising out of a violation or alleged violation by DMC prior to the closing of the DMC acquisition of certain stipulated health care laws, if payments exceed $25.0 million, we have the right to offset such excess payments against certain of our capital expenditure commitments.
Managed Care and Other Private Insurers
Managed care providers, including health maintenance organizations, preferred provider organizations, other private insurance companies and employers, are organizations that provide insurance coverage and a network of health care providers to members for a fixed monthly premium. To attract additional volume, most of our hospitals offer discounts from established charges or prospective payment systems to these large group purchasers of health care services. These discount programs often limit our ability to increase charges in response to increasing costs. However, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin. While we generally received annual average payment rate increases of 4% to 5% from non-governmental managed care payers during the year ended June 30, 2013, there can be no assurance that we will continue to receive increases in the future and that patient volumes from these payers will not be adversely affected by rate negotiations. These contracts often contain exclusions, carve-outs, performance criteria and other provisions and guidelines that require our constant focus and attention. Also, it is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. Patients who are members of managed care plans are not required to pay us for their health care services except for coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. While more of our admissions and revenues are generated from patients covered by managed care plans than any other type of coverage, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population. We experienced a slight decrease in managed care discharges as a percentage of total discharges to 22.3% during the year ended June 30, 2013 compared to 22.8% for the year ended June 30, 2012. On a same store basis, managed care discharges also experienced a slight decrease as a percentage of total discharges to 22.8% during the year ended June 30, 2013 compared to 23.1% for the year ended June 30, 2012.
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
Effective for service dates on or after April 1, 2009, as a result of a state mandate, we implemented a new uninsured discount policy for those patients receiving services in our Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. We subsequently implemented this policy in our Arizona and Texas facilities. These discounts were approximately $277.2 million, $451.4 million and $545.0 million for the years ended June 30, 2011, 2012 and 2013, respectively.
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
Self-pay accounts pose significant collectability problems. At June 30, 2013, approximately 25.6% of our accounts receivable, prior to the allowance for doubtful accounts, contractual allowances and the charity care allowance, was comprised of self-pay accounts. The majority of our provision for doubtful accounts relates to self-pay patients. As of June 30, 2013, our combined allowances for doubtful accounts, uninsured discounts and charity care covered more than 100% of our combined uninsured and self-pay after insurance receivables. Until the Health Reform Law is implemented, we remain vulnerable to further increased self-pay utilization. We are taking multiple actions in an effort to mitigate the effect on us of the high number of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures and applying these intake best practices to all of our hospitals. We developed hospital specific reports detailing collection rates by type of patient to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.
The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements for individuals to obtain, and employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including when certain provisions will be implemented, how many uninsured individuals will obtain coverage as a result of the new law or the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to uninsured individuals. In addition, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, limited implementing regulations or interpretive guidance, gradual implementation and possible amendment.
We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by HHS). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care, but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the FPL. During the years ended June 30, 2011, 2012 and 2013, we deducted $121.5 million, $233.4 million and $230.5 million of charity care from gross charges, respectively.

Government Regulation and Other Factors
Overview
All participants in the health care industry are required to comply with extensive government regulation at the federal, state and local levels. In addition, these laws, rules and regulations are extremely complex and the health care industry has not had the benefit of regulatory or judicial interpretation of many of them. Although we believe we are in compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition or results of operations could be materially adversely affected. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions. In addition, our hospitals and other health care facilities can lose their licenses and their ability to participate in the Medicare and Medicaid programs.
Licensing, Certification and Accreditation
The construction and operation of health care facilities is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our operating health care facilities are properly licensed under appropriate state health care laws.
All of our operating hospitals are certified under the Medicare program and all except two of our hospitals, which are accredited by the health care Facilities Accreditation Program, are accredited by The Joint Commission (formerly known as The Joint Commission on Accreditation of Health Care Organizations), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by The Joint Commission, or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.
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
Federal Health Care Program Statutes and Regulations
Participation in any federal health care program, such as the Medicare and Medicaid programs, is regulated heavily by statute and regulation. If a hospital provider fails to substantially comply with the numerous conditions of participation in the Medicare or Medicaid program or performs specific prohibited acts, the hospital’s participation in the Medicare and Medicaid programs may be terminated or civil or criminal penalties may be imposed upon it under provisions of the Social Security Act and other statutes.

Executive Order 13563
Executive Order (“EO”) 13563 requires federal agencies to develop plans to periodically review existing significant regulations to identify outmoded, ineffective, insufficient or excessively burdensome regulations and to modify, streamline, expand, or repeal the regulations as appropriate. This EO may result in revisions to health care regulations, the nature and impact of which cannot be predicted. In January 2013, HHS released an updated list of existing and proposed regulations for review. The CMS regulations designated for future review and revision and that are relevant to our operations include rules related to:

•	MA and prescription drug plan burden reduction, including changes to reporting frequency, removal of unnecessary requirements and modifications of technical specifications;

•	Medicaid home and community-based services waivers; and

•	clarifying Clinical Laboratory Improvement Act (“CLIA”) regulations and promoting patient access to laboratory tests.
The HHS plan also includes a HIPAA-related provision that would reduce the administrative reporting burdens.
Since the implementation of the EO 13563 review process, CMS has finalized or proposed rules that include, among other changes, elimination or revision to unnecessary, obsolete or burdensome hospital conditions of participation, ASC patient notice requirements, MA and prescription drug plan marketing rules and comment processes, quality and performance measure reporting processes and the administrative reporting burdens of HIPAA.
Anti-Kickback Statute
A section of the Social Security Act known as the federal Anti-Kickback Statute prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the Anti-Kickback Statute or the intent to violate the law is not required. Violation of this statute is a felony, including criminal penalties of imprisonment or criminal fines up to $25,000 for each violation, but it also includes civil money penalties of up to $50,000 per violation, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal health care programs. The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act ("FCA").
The HHS Office of Inspector General ("OIG") has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently there are safe harbors for various activities, including the following: investment interests; space rental; equipment rental; practitioner recruitment; personal services and management contracts; sale of practice; referral services; warranties; discounts; employees; group purchasing organizations; waiver of beneficiary coinsurance and deductible amounts; managed care arrangements; obstetrical malpractice insurance subsidies; investments in group practices; ambulatory surgery centers; and referral agreements for specialty services.

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
The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the Anti-Kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements as potential violations, including:

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
The OIG has encouraged persons having information about hospitals who offer the types of incentives listed above to physicians to report such information to the OIG. The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to health care providers. These bulletins, along with other “fraud alerts,” have focused on certain arrangements between physicians and providers that could be subject to heightened scrutiny by government enforcement authorities, including “suspect” joint ventures where physicians may become investors with the provider in a newly formed joint venture entity where the investors refer their patients to this new entity, and are paid by the entity in the form of “profit distributions.”
In a Special Advisory Bulletin issued in April 2003, the OIG focused on “questionable” contractual arrangements where a health care provider in one line of business (the “Owner”) expands into a related health care business by contracting with an existing provider of a related item or service (the “Manager/Supplier”) to provide the new item or service to the Owner’s existing patient population, including federal health care program patients (so called “suspect Contractual Joint Ventures”). The Manager/Supplier not only manages the new line of business, but may also supply it with inventory, employees, space, billing, and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager/Supplier - otherwise a potential competitor - receiving in return the profits of the business as remuneration for its referrals. Through an Advisory Opinion, the OIG extended this suspect contractual joint venture analysis to arrangements between anesthesiologists and physician owners of ASCs.

In March 2013, the OIG issued a Special Fraud Alert addressing physician-owned entities known as physician-owned distributorships (“PODs”). PODs are physician-owned manufacturers or distributors of devices ordered by the physician members. The OIG focused on implantable devices, but indicated that its analysis applies to other physician-owned entities. In the Special Fraud Alert, the OIG stated that while some PODs may be lawful, the OIG believes that they are inherently suspect under the Anti-Kickback Statute. Questionable features identified by the OIG include, but are not limited to: (1) selecting investors because of their potential to generate business for the POD; (2) requiring investors who cease practicing in the service area to divest ownership interests in the POD; and (3) extraordinary return on investment compared to the level of risk involved. The OIG expressed concern that PODs could incentivize the physician-owners to perform more procedures using devices sold through PODs, when such procedures are not medically necessary or could be performed using other more clinically appropriate devices. Finally, the OIG expressly noted that hospitals and ASCs that enter into arrangements with PODs may also be at risk under the Anti-Kickback Statute.
In addition to issuing fraud alerts and Special Advisory Bulletins, the OIG from time to time issues compliance program guidance for certain types of health care providers. In January 2005, the OIG published a Supplemental Compliance Guidance for Hospitals, supplementing its 1998 guidance for the hospital industry. In the supplemental guidance, the OIG identified a number of risk areas under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians. In addition, the Health Reform Law includes provisions that revised the scienter requirements such that a person need not have actual knowledge of the Anti-Kickback Statute or intent to violate the Anti-Kickback Statute to be found guilty of a violation.
We have a variety of financial relationships with physicians who refer patients to our hospitals. As of June 30, 2013, physicians owned interests in our two freestanding surgery centers in California, our freestanding surgery center in Harlingen, Texas, seven of our diagnostic imaging centers in San Antonio, Texas and our Pioneer ACO in Detroit, Michigan. We may sell ownership interests in certain of our other facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current laws and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the Anti-Kickback Statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act, and in some cases may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state health care programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-Kickback Statute. Other fraud and abuse programs include the Medicaid Integrity Program and an incentive program under which individuals can receive monetary rewards for providing information on Medicare fraud and abuse that leads to the recovery of Medicare funds. In addition, federal enforcement officials may exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud.

The Stark Law
The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal health care programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are a number of exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having an annual value of no more than $380 in CY 2012 and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.
Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. There have been unsuccessful attempts through litigation and legislation to revise the provision. It is possible that Congress could revisit and make additional changes to the hospital-physician ownership provisions in future legislation. Over the last decade, we have faced significant competition from hospitals that have physician ownership and it is uncertain how these changes may affect such competition.
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
Because the Stark Law and its implementing regulations continue to evolve, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot be certain that every relationship complies fully with the Stark Law. In addition, in the July 2008 final Stark rule, CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. There can be no assurance that the arrangements entered into by us and our facilities with physicians will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.
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
The Federal False Claims Act and Similar Laws
Another trend affecting the health care industry today is the increased use of the federal FCA, and, in particular, actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. These provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently, and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government makes a determination whether it will intervene.
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

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under the FCA may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government or, since May 2009, when an entity knowingly or improperly retains an overpayment that it has an obligation to refund. The FCA defines the term “knowingly” broadly. Thus, simple negligence will not give rise to liability under the FCA, but submitting a claim with reckless disregard as to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers.
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
A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. From time to time, companies in the health care industry, including ours, may be subject to actions under the FCA or similar state laws.
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
Corporate Practice of Medicine and Fee Splitting
The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with health care providers to comply with the relevant state law, and believe these arrangements comply with applicable laws in all material respects, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.
The Health Insurance Portability and Accountability Act of 1996
The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage and standardize electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our health care providers and health plans that are HIPAA covered entities. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2014, we will be modifying our payment systems and processes to prepare for the implementation. The ICD-10 code sets will require significant administrative changes, but we believe that the cost of compliance with these regulations has not had, and is not expected to have, a material adverse effect on our cash flows, financial position or results of operations.
The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. HHS has adopted operating rules for the eligibility for a health plan, health care claim status, health care electronic fund transfers and remittance advice transactions. The operating rules will require significant technical and administrative changes, but we believe that the cost of compliance with the operating rules has not had, and is not expected to have, a material adverse effect on our cash flows, financial position or results of operations.
The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of protected health information and require covered entities, including our hospitals and health plans, to implement administrative, physical and technical safeguards to protect the security of such information. The Health Information Technology for Economic and Clinical Health Act (the "HITECH Act")—one part of the American Recovery and Reinvestment Act of 2009 ("ARRA")—broadened the scope of the HIPAA privacy and security regulations. In addition, the HITECH Act extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle protected health information on behalf of covered entities) and subjected business associates to civil and criminal penalties for violation of the regulations beginning February 17, 2010. On January 25, 2013, HHS issued an omnibus Final Rule (HITECH Final Rule) containing modifications to the HIPAA privacy standards, security standards, breach notification standards and enforcement standards to implement certain HITECH Act provisions or otherwise deemed appropriate by HHS. The HITECH Final Rule will require significant technical, physical and administrative changes, but we believe that the cost of implementation and compliance with the HITECH Final Rule has not had, and is not expected to have, a material adverse effect on our cash flows, financial position or results of operations.
In addition, on May 27, 2011, HHS issued a proposed amendment to the existing accounting for disclosures standard of the HIPAA privacy regulations. The proposed amendment would implement a HITECH Act provision that requires covered entities to account for disclosures of electronic protected health information ("EPHI") for treatment, payment and health care operations purposes if the disclosure is made through an electronic health record. The proposed amendment goes beyond the HITECH Act provision and would require covered entities, including our hospitals and health plans, to provide a report identifying each instance that a natural person or organization accessed EPHI in any of our electronic treatment and billing record systems during the three-year period ending on the date the report is requested. The report must track access even if the access did not involve a disclosure outside of the covered entity. Modifying our electronic record systems to prepare such access reports would require a significant commitment, action and cost by us.
Violations of the HIPAA privacy, security and breach notification regulations may result in civil and criminal penalties. The HITECH Act and the HITECH Final Rule have strengthened the enforcement provisions of HIPAA and the Office for Civil Rights has increased its HIPAA enforcement activity relative to prior years. For violations occurring on or after February 18, 2009, entities are subject to tiered ranges for civil money penalty amounts based upon the increasing levels of culpability associated with violations. Under the HITECH Act and the HITECH Final Rule, the range of minimum penalty amounts for each offense increases from up to $100 to up to $50,000 (for violations due to willful neglect and not corrected during the 30-day period beginning on the first date the entity knew or, by exercising reasonable diligence, would have known that the violation occurred). Similarly, the penalty amount available in a CY for identical violations is substantially increased from $25,000 to $1,500,000. In one recent enforcement action, HHS imposed a $4,300,000 civil monetary penalty against a covered entity for violations of the privacy rule related to patient access to health records. In another action, the covered entity that was the subject of an investigation by HHS paid a settlement of $1,500,000 and agreed to be bound by a resolution agreement and corrective action plan. In addition, the ARRA authorizes state attorney generals to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Additionally, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect.
Further, under ARRA, HHS is now required to conduct periodic HIPAA compliance audits of covered entities and their business associates. HHS completed a pilot compliance audit program in 2012 and is designing a permanent HIPAA audit program.
The HITECH Act established a framework for security breach notification requirements to individuals affected by a breach of unsecured protected health information and, in some cases, to HHS or to prominent media outlets. On August 24, 2009, HHS issued interim final breach notification standards to implement the HITECH Act's breach notification provisions and subsequently amended the interim final standards as part of the HITECH Final Rule. Specifically, the HITECH Act and the standards require covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. This reporting obligation applies broadly to breaches involving unsecured protected health information and became effective September 23, 2009. The HITECH Final Rule included various amendments to the breach notification standards, including a revised definition of a breach that is intended to require covered entities to report more unauthorized disclosure to individuals affected by a breach and place the burden on the covered entity to establish that an unauthorized disclosure of protected health information is not a breach.
In addition, we remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than HIPAA, the HITECH Act and the regulations thereunder. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain personal information such as individually identifiable health or financial information. In addition, FTC issued regulations that initially required health providers and health plans to implement by December 31, 2010 written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. However, on December 18, 2010, President Obama signed the Red Flag Program Clarification Act of 2010 (“Clarification Act”) that clarified the categories of individuals and entities that are “creditors” subject to the FTC’s Red Flags Rule. Pursuant to the Clarification Act, creditors subject to the Red Flags Rule include entities or individuals that regularly and in the ordinary course of business: (1) obtain or use consumer reports, directly or indirectly, in connection with a credit transaction; (2) furnish information to consumer reporting agencies in connection with a credit transaction; or (3) advance funds to or on behalf of a person based on an obligation of the person to repay the funds. We are in compliance with these Red Flags Rules as they apply to our hospitals and health plans.
Compliance with these standards has and will continue to require significant commitment and action by us and significant costs. We have appointed members of our management team to direct our compliance with these standards. Implementation has and will continue to require us to engage in extensive preparation and make significant expenditures. At this time we have appointed a corporate privacy officer and a privacy officer at each of our facilities, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. We are amending our policies to reflect the requirements of the HITECH Final Rule. However, failure by us or third parties on which we rely, including payers, to resolve HIPAA-related implementation or operational issues could have a material adverse effect on our results of operations and our ability to provide health care services. Consequently, we can give you no assurance that issues related to the full implementation of, or our operations under, HIPAA and the HITECH Act will not have a material adverse effect on our financial condition, results of operations or cash flows.
Conversion Legislation
Many states have enacted laws affecting the conversion or sale of non-profit hospitals. These laws generally include provisions relating to attorney general approval, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing laws. In many states, there has been an increased interest in the oversight of non-profit conversions. The adoption of conversion legislation and the increased review of non-profit hospital conversions may increase the cost and difficulty of, or prevent or delay the completion of, transactions with, or acquisitions of, non-profit organizations in various states.
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
On February 1, 2013, CMS released a final rule implementing the Sunshine Law. The final rule provides guidance about which manufacturers and GPOs must report information, the scope of information that must be reported and how the manufacturers must track and report the information. In the final rule, CMS established that beginning August 1, 2013, manufacturers subject to reporting must begin collecting data on reportable payments and transfers of value and manufacturers and GPOs subject to reporting must begin collecting data on the reportable ownership and investment interests held by physicians and their immediate family members. Reporting to CMS will be required by March 31, 2014 and by the 90th calendar day of each subsequent year. CMS will make reported information available via a public website by September 30, 2014.
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
Antitrust enforcement in the health care industry is currently a priority of the FTC. In 2011, the FTC filed three administrative complaints challenging hospital transactions in Ohio, Georgia and Illinois. Subsequently, in November 2012, the FTC filed another complaint challenging a hospital transaction in Pennsylvania and in June 2013, announced its intent to file an administrative complaint challenging a hospital transaction in Arkansas (the parties abandoned the transaction). In April 2013, in Congressional testimony, FTC Chairwoman Edith Ramirez stated that the FTC has “redoubled its efforts to prevent hospital mergers that may leave insufficient local options for inpatient services.” In addition to hospital merger enforcement, the Chairwoman also noted that the FTC is “increasingly concerned about the effect of combinations involving other health care providers,” including physician practices. The FTC has also entered into numerous consent decrees the past several years settling allegations of price-fixing among providers.
We believe we are in compliance with such federal and state antitrust laws, but there can be no assurance that a review of our practices by courts or regulatory authorities will not result in a determination that could adversely affect our operations.
Health Care Reform
The Health Reform Law is changing how health care services are covered, delivered and reimbursed through expanded coverage of uninsured and under-insured individuals, changes to Medicare and Medicaid program reimbursement, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the Health Reform Law contains provisions intended to strengthen fraud and abuse enforcement.
On June 28, 2012, the U.S. Supreme Court issued a decision in a major challenge to the Health Reform Law brought by a majority of states and private individuals and groups representing stakeholders, such as small business advocates. The Court concluded that provisions requiring individuals to possess health insurance or pay a penalty (or tax) are constitutional and therefore valid. However, the U. S. Supreme Court invalidated a provision empowering the HHS Secretary to withhold all federal Medicaid funds from states that chose not to expand Medicaid as prescribed under the law. This aspect of the ruling has caused some states to refuse to expand Medicaid eligibility thereby limiting the number of individuals with access to health insurance. As of July1, 2013, 23 states and the District of Columbia have agreed to expand Medicaid to all individuals up to 133% of the FPL, as envisioned by the Health Reform Law; 21 states have decided against the expansion and six are debating whether to expand. In states where Medicaid is not expanded, the uninsured population could continue to be large, and reimbursement for our services will be negatively affected.
States are moving at different rates to implement portions of the Health Reform Law left to their discretion, including Exchanges that will be necessary to enroll millions of uninsured Americans in insurance plans. In states that have been slow to establish Exchanges, whether and when residents of those states will become insured pursuant to the expectations of the Health Reform Law is unclear.
On July 2, 2013, the U.S. Treasury announced plans to delay for one year a mandate requiring certain employers to offer health insurance, as required under the Health Reform Law. This mandate was originally scheduled to be effective January 1, 2014. To the extent fewer employers offer employees health insurance as a result of this change, more individuals may be left without insurance or without adequate insurance, and reimbursement for our services could be negatively affected.
Congress also is considering a number of changes that could further alter the scope or implementation of the Health Reform Law. In 2013, the U.S. House of Representatives approved legislation that would repeal the entire law, as well as portions of the original measure. While Congress under its current composition is not expected to repeal the Health Reform Law, a future Congress might do so.

Expanded Coverage
Following the U.S. Supreme Court decision, the CBO estimates that the Health Reform Law will expand health insurance coverage to approximately 25 million additional individuals by 2023. This is a reduction from the CBO's projection prior to the U.S. Supreme Court decision that 30 to 33 million individuals would obtain coverage due to the Health Reform Law. The decision also affected the type of coverage obtained by individuals who will be newly insured as a result of the Health Reform Law. As a result of the decision, the CBO projects that more individuals are expected to receive coverage through the Exchanges and fewer are expected to receive coverage through the Medicaid expansion. Any anticipated increased coverage will likely occur through a combination of public program expansion and private sector health insurance and other reforms.
Medicaid Expansion. States are currently required to provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.
The Health Reform Law materially changes Medicaid eligibility requirements and expands the categories of individuals eligible for Medicaid coverage. Commencing January 1, 2014, all state Medicaid programs will have the option to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the FPL. Further, the Health Reform Law requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. Following the U.S. Supreme Court decision, the CBO estimates that Medicaid and CHIP coverage will expand by approximately 13 million people by 2023. A disproportionately large percentage of the new Medicaid coverage may be in states that currently have relatively low income eligibility requirements. The CBO estimates that one-fifth of the population that would be newly eligible to receive Medicaid coverage under the provisions of the Health Reform Law will live in states that opt out of Medicaid expansion, and an additional one-tenth of the newly eligible population will live in states that partially expand Medicaid eligibility.
As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states that opt to expand their Medicaid programs will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Health Reform Law. The FMAP percentage for the expansion population is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter. CMS has indicated that federal matching funds for Medicaid expansion will not be available to states that do not expand Medicaid to 133% of the FPL.
The Health Reform Law also provides that the federal government will subsidize states that create non-Medicaid plans called Basic Health Programs for residents whose incomes are greater than 133% of the FPL but do not exceed 200% of the FPL. Approved state plans will be eligible to receive federal funding. The amount of that funding per individual will be equal to 95% of subsidies that would have been provided for that individual had he or she enrolled in a health plan offered through one of the Exchanges, as discussed below. CMS announced in February 2013 that the Basic Health Program would not be operational until 2015.
Historically, states often have attempted to reduce Medicaid spending by limiting benefits, tightening Medicaid eligibility requirements, and reducing provider payments. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may, however, seek exemptions from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL. Maine brought a legal challenge that was dismissed arguing that the maintenance of effort requirements are not applicable as a result of the U. S. Supreme Court ruling. There do not appear to be any current legal challenges to the maintenance of effort requirements although it is possible states could bring future legal challenges.
Private Sector Expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law will occur through new requirements on health insurers, employers and individuals. A number of market reforms were effective September 23, 2010, including the provision prohibiting health insurers and group health plans from denying coverage to children under 19 years old based on a pre-existing condition and the provision establishing that, if health insurance coverage or a group health plan provides dependent coverage, dependent coverage must be available for qualifying individuals up to 26 years old. The medical loss ratio provisions, which became effective January 1, 2011, require each health insurer to keep its annual administrative costs, including profit, lower than 15% of premium revenue in the large group market and lower than 20% in the small group and individual markets, or rebate its enrollees the amount attributable to administrative costs in excess of the percentage. A number of market reforms commence January 1, 2014, including the provisions prohibiting health insurers and group health plans from imposing annual coverage limits or excluding persons based upon pre-existing conditions. In addition, health insurance issuers are prohibited from denying coverage for any individual or employer who is willing to pay premiums for such coverage and in most instances must give enrollees the option to renew existing coverage. Under the Health Reform Law, health insurance premiums for coverage offered in the individual or small group markets will be subject to state or federal review if proposed premium increases are greater than 10% or the state-specific review threshold, as applicable. Despite these required restrictions on how health insurers operate, CMS has indicated a willingness to grant waivers of the provisions in certain circumstances. For example, 17 states, plus Guam, have requested waivers of the medical loss ratio requirements, and, as of August 12, 2013, CMS had granted eight of these requests. As of August 12, 2013, CMS had granted 1,231 waivers to health insurance issuers and group health plans of the annual coverage limit restrictions, most through 2013. CMS stopped accepting applications for new annual coverage limit waivers on September 22, 2011, consistent with the 2014 prohibition on all such limits.
Large employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Currently, it is estimated that over 95% of large employers offer health coverage to their employees. Under the Health Reform Law, employers with 50 or more full-time employees that do not offer health insurance will be subject to a penalty if an employee obtains coverage through an Exchange and such coverage is subsidized by the government. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions. These large employer coverage provisions were scheduled to go into effect on January 1, 2014, but, on July 9, 2013, the U.S. Treasury Department released a notice delaying the reporting requirements associated with the large employer coverage mandate until January 1, 2015. As a result, U.S. Treasury will not impose penalties on large employers for failing to provide coverage to its employees until January 1, 2015 when the reporting requirements become effective. The CBO projects this agency action will cause one million fewer individuals to receive coverage from large employers in 2014 than previously projected, although half of these individuals are expected to receive coverage through the Exchanges, Medicaid or CHIP. As a result, there is expected to be 500,00 fewer insured individuals in 2014 as a result of the delay. It also is possible that the delay in implementing the large employer coverage mandate is an indication that other Health Reform Law requirements may also be delayed, but it is not clear at this time what requirements, if any, would be delayed and for how long.
As enacted, the Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. By January 1, 2014, most individuals will be required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty will be the greater of a flat amount of $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years, or a defined percentage of the individual's taxable income. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families with income between 100% and 400% of the FPL who do not otherwise qualify for minimum essential coverage (e.g., through Medicaid, their employer, or another government program), the cost of obtaining health insurance through Exchanges will be subsidized by the federal government through advance premium tax credits paid directly to an individual's health insurer. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount. HHS has indicated that individuals and families with income between 100% and 250% of the FPL will also have access to cost-sharing reductions in order to reduce the out-of-pocket expenses associated with the utilization of covered health care services. Beginning in 2014, the Health Reform Law also establishes a limit on the total out-of-pocket spending that can be required of an individual or family enrolled in health insurance coverage; in 2014 this amount has been set at $6,350 for self-only coverage and $12,700 for family coverage. After an individual or family's cost-sharing and deductible payments equal these amounts, the health insurer must cover 100% of the individual or family's covered medical expenses.
To facilitate the purchase of health insurance by individuals and small employers, marketplaces for health insurance purchasers, referred to as Exchanges, will be established in each state that will begin enrolling individuals on October 1, 2013 for coverage than can be effective beginning on January 1, 2014. Based on CBO estimates, following the U.S. Supreme Court decision, 24 million individuals will obtain their health insurance coverage through an Exchange by 2023. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage available through Exchanges - called qualified health plans ("QHPs) - simple for consumers. For example, each Exchange must maintain a website that includes standardized information about and ratings of QHPs, information on premium tax credits or cost-sharing reductions for individuals, and information about the small business tax credit for small employers. The Exchange must also operate a toll-free telephone line to provide consumer assistance. A number of states have chosen not to establish an Exchange, which means the federal government will be responsible for establishing and administering the Exchange in these states. There is a risk that some or all of the Exchanges, whether state-run or federally-run, will face operational hurdles and challenges in the initial period of their operation, and this could reduce the number of individuals that obtain coverage through the Exchanges.
QHPs must provide coverage for a set of minimum "essential" benefits as defined by reference to a state's EHB-Benchmark Plan, but may offer more comprehensive benefits. Coverage of such essential benefits is also required for individual and small group health insurance coverage offered off of an Exchange. Moreover, health insurers participating in an Exchange may offer up to five levels of coverage on the Exchange. The levels of coverage are referred to as metal levels and vary by the percentage of projected medical expenses that are covered by the health insurer as opposed to the enrollee. These metal levels of coverage are referred to as platinum, gold, silver, bronze and catastrophic plans (catastrophic coverage is available to those up to age 30 or individuals older than 30 years old that obtain a waiver). The Health Reform Law requires health insurance issuers offering coverage on an Exchange to offer, at a minimum, gold and silver metal level plans, although states operating their own Exchange could require health insurance issuers to offer additional levels of coverage.
Public Program Spending
The Health Reform Law provides for Medicare, Medicaid and other federal health care program spending reductions between 2010 and 2019. The CBO estimates that these reductions will include $156 billion in Medicare fee-for-service market basket and productivity reimbursement reductions for all providers, the majority of which will come from hospitals. CMS sets this estimate at $233 billion. The CBO estimates also include an additional $36 billion in reductions of Medicare and Medicaid DSH funding ($22 billion for Medicare and $14 billion for Medicaid). CMS estimates include an additional $64 billion in reductions of Medicare and Medicaid DSH funding, with $50 billion of the reductions coming from Medicare.
Program Integrity and Fraud and Abuse
The Health Reform Law makes several significant changes to health care fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between governmental agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, in addition to those provisions discussed above, the Health Reform Law: (1) provides increased federal funding to fight health care fraud, waste and abuse; (2) expands the scope of the RAC program to include MA plans; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” and (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews.
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

•	the possibility that the Health Reform Law or components of it will be delayed, revised, or eliminated as a result of court challenges or actions by Congress.
On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 62% of our net patient revenues during the year ended June 30, 2013 were from Medicare and Medicaid (including managed Medicare and Medicaid plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

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

Recent Massachusetts Legislation

On August 6, 2012, the Governor of Massachusetts signed comprehensive health care payment reform legislation, "An Act Improving The Quality Of Health Care And Reducing Costs Through Increased Transparency, Efficiency And Innovation." This legislation is estimated to reduce health care costs in Massachusetts by as much as $200 billion over the next 15 years through many provider-specific and systemic changes. Among these changes are provisions setting targets for statewide health care spending growth, requiring adoption of new payment methodologies by state-funded health care programs, public reporting of health care provider cost and quality measures, monitoring of price variation among health care providers and enforcement of health care cost growth benchmarks. We are unable to predict the effect of this legislation on our revenue and operations.
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
Many current health care investigations are national initiatives in which federal agencies target an entire segment of the health care industry. The Health Reform Law includes additional federal funding to fight health care fraud, waste and abuse. In addition, governmental agencies and their agents, such as the MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Also, we are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations relating to their operations. Although we take the position that, under the terms of the acquisition agreements, with the exception of the DMC acquisition, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations. Further, under the federal FCA, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions.
In addition to national enforcement initiatives, federal and state investigations commonly relate to a wide variety of routine health care operations such as: cost reporting and billing practices; financial arrangements with referral sources; physician recruitment activities; physician joint ventures; and hospital charges and collection practices for self-pay patients. We engage in many of these routine health care operations and other activities that could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have joint venture arrangements involving physician investors.
Similar to the investigation by the DOJ of claims for payment for the implantation of implantable cardioverter defibrillators (as described in Item 3 - Legal Proceedings), it is possible that governmental entities may conduct future investigations of our facilities and that such investigations could result in significant penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other health care companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any future investigations of us, our executives or managers or other health care providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.
Health Plan Regulatory Matters
Our health plans are subject to state and federal laws and regulations. CMS has the right to audit our health plans to determine the plans’ compliance with such standards. In addition, the Arizona Health Care Cost Containment System ("AHCCCS") has the right to audit PHP to determine PHP’s compliance with such standards. Also, PHP is required to file periodic reports with AHCCCS, meet certain financial viability standards, provide its members with certain mandated benefits and meet certain quality assurance and improvement requirements. Our health plans also have to comply with the standardized formats for electronic transmissions and privacy and security standards set forth in the Administrative Simplifications

Provisions of HIPAA. Our health plans have implemented the necessary policies and procedures to comply with the final federal regulations on these matters and were in compliance with them by their deadlines.
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
We believe that the incentives offered by our health plans to their members and the discounts they receive contracting with health care providers satisfy the requirements of the safe harbor regulations. However, the failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather, the safe harbor regulations provide that an arrangement which does not fit within a safe harbor must be analyzed on the basis of its specific facts and circumstances. We believe that our health plans’ arrangements comply in all material respects with the federal Anti-Kickback Statute and similar state statutes.
Environmental Matters
We are subject to various federal, state and local laws and regulations, including those relating to the protection of human health and the environment. The principal environmental requirements and concerns applicable to our operations relate to:

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
General Economic and Demographic Factors
The United States economy continues to be weak. Depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits have forced federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergency health care procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables. The Health Reform Law seeks to decrease over time the number of uninsured individuals by, among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment.
The health care industry is impacted by the overall United States financial pressures. The federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on federal and state health care programs.

Iran Sanctions Related Disclosure
Under the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in specified activities, transactions or dealings relating to Iran or with certain designated parties during the period covered by the report. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 30, 2013. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Accordingly, we note that one of our equity sponsors, Blackstone, has included information in its Quarterly Report on Form 10-Q for the three months ended June 30, 2013, as required by Section 219 of the ITRSHRA and Section 13(r) of the Exchange Act, regarding the activities of certain of its portfolio companies. Blackstone included within Exhibit 99.1 to its Form 10-Q statements regarding certain activities of two companies that may be considered its affiliates: Hilton Worldwide Inc. (“Hilton”) and Travelport Limited (“Travelport”). These disclosures are reproduced below.
Hilton Disclosure
“As previously disclosed, during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury. Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. In each case, these payments originated from the third-party owner's account to the personal accounts of the employees at their chosen bank. During the reporting period, both hotels discontinued making direct deposits to accounts at Bank Melli. No revenues or net profits are associated with these transactions.
Also as previously disclosed, during the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List. The rate agreement was terminated as of May 2, 2013. This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. Under the rate agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week. Revenue and net profit received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $430.”
Travelport Disclosure
“As part of our global business in the travel industry, we provide certain passenger travel related GDS and airline IT Solutions services to Iran Air. We also provide certain airline IT Solutions services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.
Prior to and during the reporting period, we also provided airline IT Solutions services to Syrian Arab Airlines. These services were generally understood to be permissible under the same statutory travel exemption. The services were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist pursuant to the Global Terrorism Sanctions Regulations.”

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
Risks Relating to our Pending Merger
We may be unable to obtain satisfaction of all conditions to complete the Merger in the anticipated timeframe.
On June 24, 2013, we entered into the Merger Agreement with Tenet and Merger Sub, pursuant to which Tenet has agreed to acquire us.
Completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, the absence of any order, preliminary or permanent injunction or other judgment, order or decree issued by a court or other legal restraint or prohibition that prohibits or makes illegal the consummation of the Merger; subject to certain materiality exceptions, the accuracy of the parties' respective representations and warranties and compliance with the parties' respective covenants; and the receipt of certain consents, waivers and approvals of governmental entities required to be obtained in connection with the Merger Agreement. Although we and Tenet have agreed in the Merger Agreement to use reasonable best efforts to consummate the Merger as promptly as practicable, these and the other conditions to the Merger may fail to be satisfied. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Failure to complete the Merger may adversely affect us.
Failure to complete the Merger could negatively impact our stock price, future business and financial results.
The conditions to the completion of the Merger may not be satisfied as noted above. If the Merger is not completed for any reason, we would still remain liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed merger. Depending on the reasons for not completing the Merger, we could also be required to pay Tenet a termination fee of $61 million. For these and other reasons, a failed merger could adversely affect our business, operating results or financial condition. In addition, the trading price of our Common Stock could be adversely affected to the extent that the current price reflects an assumption that the Merger will be completed.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could adversely affect our business.
Our employees, patients, customers and suppliers may have uncertainties about the effects of the Merger. Although we have taken actions designed to reduce any adverse effects of these uncertainties, these uncertainties may impair our ability to attract, retain and motivate key employees and could cause customers, suppliers and others that deal with us to try to change our existing business relationships.
The pursuit of the Merger and preparations for integration have placed, and will continue to place, a significant burden on many employees and internal resources. If, despite our efforts, key employees depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and operating results could be adversely affected.
While the Merger is pending, some of our patients and customers could delay or forgo receiving certain health care services and suppliers could seek additional rights or benefits from us. In addition, the Merger Agreement restricts us from taking certain actions with respect to our business and financial affairs without Tenet's consent, and these restrictions could be in place for an extended period of time if the Merger is delayed. For these and other reasons, the pendency of the Merger could adversely affect our business, operating results or financial condition.
The Merger Agreement generally requires us to operate our business in the ordinary course of business pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business. In addition the pendency of the acquisition by Tenet and the completion of the conditions to closing could divert the time and attention of our management.
In addition, the Merger Agreement prohibits us from, among other things, soliciting, initiating or knowingly encouraging or facilitating the submission of any proposal, or engaging in any discussions or negotiations, with respect to an alternative transaction, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides that we are required to pay a termination fee of $61 million if the Merger Agreement is terminated under certain circumstances. These provisions limit our ability to receive or pursue offers from third parties that may otherwise have resulted in greater value to our stockholders than the value resulting from the Merger.
Risks Related to Our Business and Structure
The current challenging economic environment, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations or cash flows, and we are unsure whether these conditions will improve in the near future.
The U.S. economy and global credit markets remain volatile. Instability in consumer confidence and continued high unemployment have increased concerns of prolonged economic weakness. While certain health care spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of health care spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergency procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of economic weakness will have an adverse impact on our operations. Other risk factors discussed herein describe some significant risks that may be magnified by the current economic conditions such as the following:

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

•
our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies (including managed Medicare and managed Medicaid payers) reduce our reimbursement. Current economic conditions have accelerated and increased the budget deficits for most states, including those in which we operate. These budgetary pressures have resulted, and may continue to result, in health care payment reductions under state Medicaid plans or reduced benefits to participants in those plans. Also, governmental, managed Medicare or managed Medicaid payers may defer payments to us to conserve cash. Managed care companies have reduced and may continue to seek to reduce payment rates or limit payment rate increases to hospitals in response to continuing pressure from employers and from reductions in enrolled participants;

•
our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for health care services and difficulties in collecting the patient portions of insured accounts. Higher unemployment, Medicaid benefit reductions and employer efforts to reduce employee health care costs may increase our exposure to uncollectible accounts for uninsured patients or those patients with higher co-pay and deductible limits; and

•
under extreme market conditions, there can be no assurance that funds necessary to run our business will be available to us on favorable terms or at all. Most of our cash and borrowing capacity under the 2010 Credit Facilities (as defined below) are with a limited number of financial institutions, which could increase our liquidity risk if one or more of those institutions become financially strained or are no longer able to operate.

We are unable to predict if the condition of the U.S. economy, the local economies in the communities we serve or global credit conditions will improve in the near future or when such improvements may occur.

We are unable to predict the impact of the Health Reform Law, which represents significant change to the health care industry.
The Health Reform Law is changing how health care services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, changes to Medicare and Medicaid program reimbursement, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the Health Reform Law contains provisions intended to strengthen health care fraud and abuse enforcement.
On June 28, 2012, the U.S. Supreme Court issued a decision in a major challenge to the Health Reform Law brought by a majority of states and private individuals and groups representing stakeholders, such as small business advocates. The U.S. Supreme Court concluded that provisions requiring individuals to possess health insurance or pay a penalty (or tax) are constitutional and therefore valid. However, the U.S. Supreme Court invalidated a provision empowering the HHS Secretary to withhold all federal Medicaid funds from states that chose not to expand Medicaid as prescribed under the law. This aspect of the ruling has caused some states to refuse to expand Medicaid eligibility thereby limiting the number of individuals with access to health insurance. As of July 1, 2013, 23 states and the District of Columbia have agreed to expand Medicaid to all individuals up to 133% of the FPL, as envisioned by the Health Reform Law; 21 states have decided against the expansion; and six are debating whether to expand. In states where Medicaid is not expanded, the uninsured population could continue to be large, and reimbursement for our services will be negatively affected.
States are moving at different rates to implement portions of the Health Reform Law left to their discretion, including Exchanges that will be necessary to enroll millions of uninsured Americans in insurance plans. In states that have been slow to establish Exchanges, whether and when residents of those states will become insured pursuant to the expectations of the Health Reform Law is unclear.
On July 2, 2013, the U.S. Treasury announced plans to delay for one year a mandate requiring certain employers to offer health insurance, as required under the Health Reform Law. This mandate was originally scheduled to be effective January 1, 2014. To the extent fewer employers offer employees health insurance as a result of this change, more individuals may be left without insurance or without adequate insurance, and reimbursement for our services could be negatively affected.
Congress also is considering a number of changes that could further alter the scope or implementation of the Health Reform Law. In 2013, the U.S. House of Representatives approved legislation that would repeal the entire law, as well as portions of the original measure. While Congress under its current composition is not expected to repeal the Health Reform Law, a future Congress might do so.
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

•	the possibility that the Health Reform Law or components of it will be delayed, revised or eliminated as a result of court challenges or actions by Congress.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether future reductions required by the Health Reform Law will be changed by statute prior to becoming effective;

•	the size of the Health Reform Law's annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law's quality initiatives;

•	how successful the ACOs in which we participate will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

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

Because of the many variables involved, we are unable to predict the net effect on us of the expected decreases in uninsured individuals using our facilities, the reductions in Medicare spending, reductions in Medicare and Medicaid DSH funding and numerous other provisions in the Health Reform Law that may affect us. The negative impacts of the Health Reform Law may exceed the positive impacts and adversely impact our results of operations and cash flows.
If we are unable to enter into favorable contracts with managed care plans, our operating revenues may be reduced.
Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for a significant portion of our patient service revenues for each of the years ended June 30, 2011, 2012 and 2013. Managed care organizations offering prepaid and discounted medical services packages represent a significant portion of our admissions. In addition, private payers are increasingly attempting to control health care costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. The trend towards consolidation among private managed care payers tends to increase their bargaining power over prices and fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, non-government payers increasingly may demand reduced fees. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.
Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments.
More than 60% of our patient service revenues for each of the years ended June 30, 2011, 2012 and 2013 came from the Medicare and Medicaid programs, including managed Medicare and Medicaid plans. In recent years federal and state governments have made significant changes to the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.
In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. For example, CMS completed a two-year transition to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding.
On August 2, 2011, Congress enacted the Budget Control Act of 2011. This law, among other things, established a two-step process to reduce federal spending and the deficit. In the first phase, the law imposed caps that reduced discretionary (non-entitlement) spending by more than $900 billion over ten years, beginning in FFY 2012. Under the second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the-board spending reductions must be implemented over ten years beginning in 2013. The spending reductions are to be split evenly between defense and non-defense spending, although certain programs (including Medicaid and the CHIP program) are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. For FFY 2013, the triggers were reached, and after being temporarily delayed by Congress, sequestration went into effect on April 1, 2013. Consequently, Medicare payments to hospitals and for other services were reduced two percent. Each year for the next nine years that the deficit thresholds are reached, similar across-the-board spending reductions could be implemented, and Medicare payments would be similarly reduced. Some private health insurance plans where payments are linked or related to Medicare payment amounts may seek to implement similar payment reductions.
Since most states must operate with balanced budgets and since the Medicaid program is often a state's largest category of spending, some states can be expected to enact or consider enacting legislation designed to reduce their Medicaid expenditures. The current weakened economic conditions have increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased rates of spending growth for Medicaid programs and the CHIP in many states. Certain states in which we operate are also delaying payments to us, or accelerating payments we owe to them, as a way to deal with their budget shortfalls. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states' Medicaid systems.
On March 15, 2011, the Governor of Arizona announced the state's plan to reform Medicaid by making changes to eligibility, freezing enrollment, and modifying reimbursement rates, among other proposals. Many of the proposed changes required federal approval. In April 2011, the Governor signed Arizona's fiscal year 2012 budget legislation, which included a 5% reduction to provider reimbursement, effective October 1, 2011, and a reduction in Medicaid beneficiaries through enrollment caps, attrition and more stringent eligibility requirements. Following the passage of the legislation, on October 21, 2011, CMS approved a temporary waiver of certain federal requirements (a "Medicaid waiver") to allow Arizona to implement the legislative plans. The Arizona Hospital and Health Care Association ("AHH") challenged the reimbursement cut, but the U.S. District Court for the District of Arizona declined to issue a preliminary injunction preventing the rate decrease and AHH voluntarily dismissed its claims on April 2, 2012.
The Medicaid waiver would allow Arizona to freeze Medicaid enrollment for the Childless Adult Program for five years and provides flexibility for the state to fund the Childless Adult Program based on availability of resources. However, CMS did not approve Arizona's Medicaid waiver proposal to freeze enrollment of parents with incomes between 75-100% of the FPL. In April 2012, CMS approved a modification to Arizona's Medicaid waiver to implement AHCCCS's Safety Net Care Pool ("SNCP"), which provides additional funding to certain safety net hospitals and temporarily expands Medicaid eligibility for low income children. In April 2012, CMS also approved Arizona's State Plan Amendment, which imposed a 25-day limit per year on inpatient hospital services for adults 21 years old and older, retroactive to October 1, 2011. Additionally, AHCCCS has indicated that it will develop a Payment Modernization Plan by October 1, 2013 that is expected to move the agency towards greater use of gainsharing and other alternative payment models in its Medicaid managed care administration. On July 30, 2012 and again on January 31, 2013, CMS approved updates to Arizona's Medicaid waiver that revised Arizona's Medicaid DSH payment methodology.
On June 17, 2013, Arizona enacted legislation expanding eligibility for Medicaid beginning January 1, 2014 for individuals and families with income below 133% of the FPL, consistent with the eligibility expansion under the Health Reform Law. This is predicted to increase Medicaid enrollment by up to 300,000 individuals. As of January 1, 2014, this expanded eligibility will make inoperative existing waivers that impose Medicaid enrollment caps or allow Arizona to restrict Medicaid eligibility.
Similar to the Arizona reimbursement cuts, in August 2011, the Texas Health and Human Services Commission ("HHSC")issued a final rule implementing a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate along with an 8% reduction in Medicaid hospital reimbursement. The MS-DRG relative weights were also rebased concurrent with the SDA rate change. In September 2012, HHSC issued a final rule to transition from the use of MS-DRGs to the All Patient Refined Diagnosis Related Groups (APR-DRG). After holding a public hearing on July 23, 2012 and receiving written comments on the proposed regulations, HHSC issued a final regulation, which was effective September 1, 2012. The SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services but does not include add-on adjustments for higher acuity services such as neonatal and other women's services. HHSC also issued a proposed rule in June 2013 to reduce outpatient hospital rates by 4%. The proposed adjustment would become effective on September 1, 2013.
Our Texas hospitals also participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent health care services and result in additional revenues for participating hospitals. CMS approved a Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program. HHSC issued a final rule, effective July 1, 2012 and amended on June 13, 2013, which implements the provider eligibility requirements and payment methodologies approved by CMS under the waiver. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Additional Medicaid spending reductions may be implemented in the future in Texas and in the other states in which we operate.
The Health Reform Law expands Medicaid coverage to all individuals under age 65 with incomes up to 133% of the FPL by 2014, with such limit effectively increasing to 138% with the "5% income disregard" provision. In addition, states are to maintain, at a minimum, Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exemptions from this requirement to address eligibility standards that apply to adults making more than 133% of the FPL. As a result, of the U.S. Supreme Court's June 28, 2012 decision on the Health Reform Law, HHS may not withhold existing Medicaid funding from states that choose not to expand Medicaid up to 133% of the FPL. The CBO estimates that one-fifth of the population that would be newly eligible to receive Medicaid coverage under the provisions of the Health Reform Law will live in states that opt out of Medicaid expansion, and an additional one-tenth of the newly eligible population will live in states that partially expand Medicaid eligibility. CMS has indicated that federal matching funds for expansion will not be available to states that do not expand Medicaid to 133% of the FPL. Failure of a state to adopt the Medicaid expansion could adversely impact our revenues. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish Exchanges, and to participate in grants and other incentive opportunities. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.
In recent years, both the Medicare program and several large managed care companies have changed their reimbursement to us to link some of their payments, especially their annual increases in payments, to performance on certain quality of care measures. We expect this trend to “pay-for-performance” to increase in the future. If we are unable to meet these performance measures, our financial position, results of operations and cash flows will be materially adversely affected.
In some cases, commercial third-party payers rely on all or portions of the MS-DRG system to determine payment rates, which may result in decreased reimbursement from some commercial third-party payers. Other changes to government health care programs may negatively impact payments from commercial third-party payers.
Current or future health care reform efforts, changes in laws or regulations regarding government health care programs, other changes in the administration of government health care programs and changes to commercial third-party payers in response to health care reform and other changes to government health care programs could have a material adverse effect on our financial position and results of operations.
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
Although there is an exception for a physician's ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. There have been unsuccessful attempts through litigation and legislation to revise the provision. It is possible that Congress could revisit and make additional changes to the hospital-physician ownership provisions in future legislation. Over the last decade, we have faced significant competition from hospitals that have physician ownership and it is uncertain how these changes may affect such competition.
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
Because the Stark Law and its implementing regulations continue to evolve, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure you that every relationship complies fully with the Stark Law. In addition, in the July 2008 final Stark rule CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. We cannot be certain that the arrangements entered into by our hospitals with physicians will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.
Additionally, if we violate the Anti-Kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit. For a discussion of remedies and penalties under the FCA, see “Providers in the health care industry have been the subject of federal and state investigations, whistleblower lawsuits and class action litigation, and we may become subject to investigations, whistleblower lawsuits or class action litigation in the future” below.
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
Government officials responsible for enforcing health care laws could assert that one or more of our facilities, or any of the transactions in which we are involved, are in violation of the Anti-Kickback Statute or the Stark Law and related state laws. It is also possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. Moreover, other health care companies, alleged to have violated these laws, have paid significant sums to settle such allegations and entered into “corporate integrity agreements” because of concern that the government might exercise its authority to exclude those providers from governmental payment programs (e.g., Medicare, Medicaid and TRICARE). Both Arizona Heart Hospital and Arizona Heart Institute had such “corporate integrity agreements” prior to our purchase of certain of their assets and liabilities that the OIG has not sought to impose on us. A determination that one or more of our facilities has violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.
Federal law permits the OIG to impose civil monetary penalties, assessments and to exclude from participation in federal health care programs individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities that have been excluded from participation or an order to prescribe a medical or other item or service during a period a person was excluded from participation, where the person knows or should know that the claim would be made to a federal health care program. These penalties may also be imposed on providers or entities that employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal health care programs. Furthermore, if services are provided by an excluded individual or entity, the penalties may apply even if the payment is made directly to a non-excluded entity. Employers of, or entities that contract with, excluded individuals or entities for the provision of services may be liable for up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions. In order for the penalties to apply, the employer or contractor must have known or should have known that the person or entity was excluded from participation. The OIG may seek to apply its exclusion authority to an officer or a managing employee of an excluded or convicted entity. The OIG has used the responsible corporate officer doctrine to apply this authority expansively. Legislation to expand the scope of the exclusion authority has been introduced in the current Congress and was also introduced in each of the past two Congresses. Chances of passage of such legislation are unclear. Claims for services furnished by excluded parties may constitute false claims under the federal FCA. As such, the DOJ may also impose penalties on providers that employ excluded parties. Penalties include three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each claim. On October 19, 2009, we voluntarily reported to the OIG that two of our employees had been excluded from participation in Medicare at certain times during their employment. On August 27, 2012 we reached a settlement of this matter with the U.S. Attorney's office for the District of Arizona.
Illinois, Michigan and Massachusetts require Certificates of Need prior to the purchase of major medical equipment or the construction, expansion, closure, sale or change of control of health care facilities. We believe our facilities have obtained appropriate Certificates of Need wherever applicable. However, if a determination were made that we were in material violation of such laws, our operations and financial results could be materially adversely affected. The governmental determinations, embodied in Certificates of Need, can also affect our facilities' ability to add bed capacity or important services as well as our ability to acquire health care facilities. We cannot predict whether we will be able to obtain required Certificates of Need in the future. A failure to obtain any required Certificates of Need may impair our ability to operate the affected facility profitably.
Executive Order 13563

EO 13563 requires federal agencies to develop plans to periodically review existing significant regulations to identify outmoded, ineffective, insufficient or excessively burdensome regulations and to modify, streamline, expand, or repeal the regulations as appropriate. This EO may result in revisions to health care regulations, the nature and impact of which cannot be predicted. In January 2013, HHS released an updated list of existing and proposed regulations for review. The CMS regulations designated for future review and revision and that are relevant to our operations include rules related to:

•	MA and prescription drug plan burden reduction, including changes to reporting frequency, removal of unnecessary requirements and modification of technical specifications;

•	Medicaid home and community-based services waivers; and

•	clarifying CLIA regulations and promoting patient access to laboratory tests.

The HHS plan also includes a HIPAA-related provision that would reduce the administrative reporting burdens.

Since the implementation of the EO 13563 review process, CMS has finalized or proposed rules that include, among other changes, elimination or revision to unnecessary, obsolete or burdensome hospital conditions of participation, ASC patient notice requirements, MA and prescription drug plan marketing rules and comment processes, quality and performance measure reporting processes and the administrative reporting burdens of HIPAA. Although the regulatory review process and regulations revised thereunder are intended to result in less regulatory burden, the results of these reviews and revised regulations are uncertain and may result in regulatory changes that could adversely affect our operations.

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
CMS announced in 2007 that it intended to collect information on ownership, investment and compensation arrangements with physicians from several hundred pre-selected hospitals by requiring these hospitals to submit to CMS Disclosure of Financial Relationship Reports (“DFRR”). CMS intended to use this data to determine whether these hospitals were in compliance with the Stark Law and implementing regulations during the reporting period. Hospitals that receive a DFRR request will have 60 days to compile a significant amount of information relating to its financial relationships with physicians. Hospitals that do not respond could face civil monetary penalties of up to $10,000 per day and those that do respond could be subject to investigations or enforcement actions if a government agency determines that any of the information provided indicates a potential violation of law.
In June 2010, CMS decided to delay implementation of the DFRR and instead focus on implementation of the Health Reform Law reporting provisions as to physician-owned hospitals. If CMS decides to re-implement the DFRR initiative, any governmental investigation or enforcement action which results from the DFRR process could materially adversely affect our results of operations.
Providers in the health care industry have been the subject of federal and state investigations, whistleblower lawsuits and class action litigation, and we may become subject to investigations, whistleblower lawsuits or class action litigation in the future.
Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including:

•	cost reporting and billing practices;

•	laboratory and home health care services;

•	physician ownership of, and joint ventures with, hospitals;

•	physician recruitment activities; and

•	other financial arrangements with referral sources.
The Health Reform Law included additional federal funding of $350 million over ten years to fight health care fraud, waste and abuse.
In addition, the federal FCA permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Defendants determined to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under the FCA may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act, which became law on May 20, 2009, changed the scienter requirements for liability under the FCA. An entity may now violate the FCA if it “knowingly and improperly avoids or decreases an obligation” to pay money to the United States. This includes obligations based on an “established duty . . . arising from . . . the retention of any overpayment.” Thus, if a provider is aware that it has retained an overpayment that it has an obligation to refund, this may form the basis of a FCA violation even if the provider did not know the claim was “false” when it was submitted. The Health Reform Law expressly requires health care providers and others to report and return overpayments. The term overpayment is defined as “any funds that a person receives or retains under title XVIII or XIX to which the person, after applicable reconciliation, is not entitled under such title.” The Health Reform Law also defines the period of time in which an overpayment must be reported and returned to the government. The Health Reform Law provides that “[a]n overpayment must be reported and returned” within “60 days after the date on which the overpayment was identified,” or “the date any corresponding cost report is due,” whichever is later. In February 2012, CMS proposed regulations that would find that a provider has “identified” an overpayment if the provider has “actual knowledge of the existence of the overpayment” or “acts in reckless disregard or deliberate ignorance of the overpayment.” CMS also proposed suspending the 60-day period for returning an overpayment for overpayments that are the subject of a Medicare Self-Referral Disclosure Protocol already received by CMS or OIG Self-Disclosure Protocol already received by the OIG. Under the proposed rules, a provider would have an obligation to report and return an overpayment if that overpayment is discovered within 10 years of the date the overpayment was received. The Health Reform Law explicitly states that if the overpayment is retained beyond the 60-day period, it becomes an “obligation” sufficient for reverse false claim liability under the FCA, and is therefore subject to treble damages and penalties if there is a “knowing and improper” failure to return the overpayment.
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
The Health Reform Law changes the intent requirement for health care fraud under 18 U.S.C. § 1347, such that “a person need not have actual knowledge or specific intent to commit a violation.” In addition, the Health Reform Law significantly changes the FCA by removing the jurisdictional bar for allegations based on publicly disclosed information and by loosening the requirements for a qui tam relator to qualify as an “original source,” by permitting the DOJ to oppose a defendant's motion to dismiss on “public disclosure bar” grounds and by narrowing the definition of what prior disclosures constitute “public disclosure” for the purpose of the bar. These changes will effectively increase FCA exposure by enabling a greater number of whistleblowers to bring a claim.
Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, financial position and results of operations could be negatively impacted.
As required by statute, CMS has implemented the Recovery Audit Program on a nationwide basis. Under the program, CMS contracts with recovery auditors to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the Recovery Audit Program's scope to include managed Medicare plans and to include Medicaid claims by requiring all states to have established a Recovery Audit Program by December 31, 2010. States were expected to implement their respective RAC programs by January 1, 2012, although states could request an extension. CMS's website suggests 48 of the 50 states are reporting RAC data to CMS. Medicaid RACs have authority to look back at claims up to three years from the date of the claim, although states may request an exception for a shorter or longer look-back period. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. Medicaid RACs are paid with amounts recovered. Most Medicaid RACs appear to be paid by states on a contingency fee basis with most contingency fees ranging from 8-12% of recovered payments. It is not clear whether providers have or will face program challenges under the Medicaid RAC program that are similar to those in connection with the Medicare RAC program, such as denial of claims for billing the wrong site of service. Questions also exist as to how the Medicaid RAC program will coordinate with the MIC Program. CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increased federal funding for the MIC program beginning in FFY 2011 and the increased funding continues through FFY 2016. In addition to Medicare recovery auditors and MICs, several other contractors, including the state Medicaid agencies, have increased their review activities.
Further, on November 15, 2011, CMS announced the RAPR demonstration will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules.  The RACs will conduct prepayment reviews on certain types of claims that have historically resulted in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays for a total of 11 states. The goal of the RAPR demonstration is to reduce improper payments before they are paid, rather than the traditional “pay and chase” methods of looking for improper payments after they have been made. These prepayment reviews will not replace the MAC prepayment reviews as RACs and MACs are supposed to coordinate to avoid duplicate efforts. The RAPR demonstration was to start in January 2012, but CMS decided in January 2012 to delay the start of the program. The RAPR demonstration ultimately began on September 1, 2012.
The OIG and the DOJ have, from time to time, including for fiscal year 2012, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. As a result of these initiatives, some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home health care services, and we have joint venture arrangements involving physician investors. We also have a variety of other financial arrangements with physicians and other potential referral sources, including recruitment arrangements and leases. In addition, our executives and managers, many of whom have worked at other health care companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are aware that several of our hospitals or their related health care operations were and may still be under investigation in connection with activities conducted prior to our acquisition of them. With the exception of the acquisition of the assets of DMC, under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-closing violations. The prior owners' resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, may have a material adverse effect on our business, financial condition or results of operations. Any investigations of us, our executives, managers, facilities or operations could result in significant liabilities or penalties to us, as well as adverse publicity.
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
Competition from other hospitals or health care providers (especially specialty hospitals) may reduce our patient volumes and profitability.
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
PHP also faces competition within the Arizona markets that it serves. As in the case of our hospitals, some of our health plan competitors in these markets are owned by governmental agencies or non-profit corporations that have greater financial resources than we do. The revenues we derive from PHP could significantly decrease if the cap placed on PHP's new contract with AHCCCS in Maricopa County is not lifted.
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
We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our self-insured retention (such retention is maintained by our captive insurance subsidiary and/or other of our subsidiaries) at amounts ranging from $10.0 million to $17.5 million. As a result, a few successful claims against us that are within our self-insured retention amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. We also maintain umbrella coverage for an additional $65.0 million above our self-insured retention with independent third party carriers. There can be no assurance that one or more claims might not exceed the scope of this third-party coverage.
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
Our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for health care services and difficulties in collecting patient portions of insured accounts.
Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of net patient revenues (prior to these adjustments) was 19.0% and 21.3% for the years ended June 30, 2012 and 2013, respectively. Our self-pay discharges as a percentage of total discharges during the year ended June 30, 2013 increased to 7.5% compared to 6.7% for the year ended June 30, 2012. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding reductions or general economic weakness. We continue to seek ways to improve point of service collection efforts and to implement appropriate payment plans with our patients. However, if we continue to experience growth in self-pay revenues prior to the Health Reform Law being fully implemented, our results of operations and cash flows could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
The Health Reform Law seeks to decrease over time the number of uninsured individuals. The Health Reform Law will expand Medicaid in those states choosing to participate and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law's complexity, limited implementing regulations and interpretive guidance, gradual implementation and possible amendment by Congress, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. In addition, even after implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in an Exchange or government health care program.
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
Most physicians at our hospitals also have admitting privileges at other hospitals. Our efforts to attract and retain physicians are affected by our managed care contracting relationships, national shortages in some specialties, such as anesthesiology and radiology, the adequacy of our support personnel, the condition of our facilities and medical equipment, the availability of suitable medical office space and federal and state laws and regulations prohibiting financial relationships that may have the effect of inducing patient referrals. If facilities are not staffed with adequate support personnel or technologically advanced equipment that meets the needs of patients, physicians may be discouraged from referring patients to our facilities, which could adversely affect our financial condition, results of operations and profitability.
In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of June 30, 2013, we employed approximately 700 practicing physicians, excluding residents. A physician employment strategy includes increased salary and benefits costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy. In addition, if we raise wages in response to our competitors' wage increases and are unable to pass such increases on to our payers and/or patients, our margins could decline, which could adversely affect our business, financial condition and results of operations.
We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring non-profit hospitals due to regulatory scrutiny.
An important element of our business strategy is expansion by acquiring hospitals and ambulatory care facilities in our existing markets and in new urban and suburban markets and by entering into partnerships or affiliations with other health care service providers. The competition to acquire these facilities is significant, including competition from health care companies with greater financial resources than us. As previously discussed, during the year ended June 30, 2011, we acquired two hospitals in Chicago, Illinois, one hospital in Phoenix, Arizona and eight hospitals in metropolitan Detroit, Michigan, and during the year ended June 30, 2012, we acquired two hospitals in Harlingen and Brownsville, Texas. There is no guarantee that we will be able to successfully integrate acquired hospitals and ambulatory care facilities, which limits our ability to complete future acquisitions.
We may not be able to acquire additional hospitals on satisfactory terms and future acquisitions may be on less than favorable terms. We may have difficulty obtaining financing, if necessary, for future acquisitions on satisfactory terms. The DMC acquisition includes, and other future acquisitions may include, significant capital or other funding commitments. Furthermore, we invest capital in our existing facilities to develop new services or expand or renovate our facilities in an effort to generate new, or sustain existing, revenues from our operations. We may not be able to finance these capital commitments or development programs through operating cash flows or additional debt or equity proceeds. We sometimes agree not to sell an acquired hospital for some period of time (currently no longer than ten years) after purchasing it and/or grant the seller a right of first refusal to purchase the hospital if we agree to sell it to a third party.

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
As part of our growth strategy, we may pursue acquisitions or joint ventures of hospitals or other health care facilities and services. These acquisitions or joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition, results of operations and cash flows. Acquisitions or joint ventures involve numerous risks, including:

•	difficulty and expense of integrating acquired personnel into our business;

•	diversion of management's time from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with health care regulations.
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
Physicians, hospitals and other health care providers are subject to legal actions alleging malpractice, general liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained malpractice or professional liability insurance to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002 to assume a substantial portion of the professional and general liability risks of our facilities. We self-insured our professional and general liability risks, either through our captive subsidiary or through another of our subsidiaries, for losses ranging from $10.0 million to $17.5 million. We have also purchased umbrella excess policies for professional and general liability insurance for all periods through June 30, 2014 with unrelated commercial carriers to provide an additional $65.0 million of coverage in the aggregate above our self-insured retention. While our premium prices have not fluctuated significantly during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported. There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition, results of operations and cash flows could be materially adversely affected.
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
We have employed a significant number of additional physicians from our acquisitions. Also, effective with the DMC acquisition, we now provide malpractice coverage through certain of our insurance captive subsidiaries to approximately 1,000 non-employed attending physicians, which creates additional risks for us. We expect to continue to employ additional physicians in the future. A significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods since for employed physicians there is no insurance coverage from unaffiliated insurance companies.

Our facilities are concentrated in a small number of regions. If any one of the regions in which we operate experiences a regulatory change, economic downturn or other material change, our overall business results may suffer.
Among our operations as of June 30, 2013, five hospitals and various related health care businesses were located in San Antonio, Texas; six hospitals and related health care businesses were located in metropolitan Phoenix, Arizona; four hospitals and related health care businesses were located in metropolitan Chicago, Illinois; eight hospitals and various related health care businesses were located in metropolitan Detroit, Michigan; three hospitals and related health care businesses were located in Massachusetts; and two hospitals and related health care businesses were located in Harlingen and Brownsville, Texas.
For the years ended June 30, 2011, 2012 and 2013 our total revenues were generated as follows:

	Year Ended June 30,
	2011	2012	2013
San Antonio	20.7%	16.5%	17.4%
PHP and AAHP	16.6	11.9	10.5
Massachusetts	12.5	10.4	10.9
Metropolitan Phoenix, excluding PHP and AAHP	13.2	9.1	9.7
Metropolitan Chicago (1)	15.5	12.0	11.3
Metropolitan Detroit (2)	21.3	32.9	32.3
Harlingen and Brownsville, Texas (3)	—	7.1	7.6
Other	0.2	0.1	0.3
	100.0%	100.0%	100.0%
__________

(1)	Includes CHS
(2)	Includes ProCare
(3)	Includes VBIC
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
If we are unable to control our health care costs at PHP or if AHCCCS does not lift the cap on the new PHP contract that begins October 1, 2013, then our profitability may be adversely affected.
For the years ended June 30, 2011, 2012 and 2013, PHP generated approximately 15.9%, 10.7%, 9.6% of our total revenues, respectively. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP and PHP subcontracts with physicians, hospitals and other health care providers to provide services to its members. If we fail to effectively manage our health care costs, these costs may exceed the payments we receive. Many factors can cause actual health care costs to exceed the capitated rates paid by AHCCCS, including:

•	our ability to contract with cost-effective health care providers;

•	the increased cost of individual health care services;

•	the type and number of individual health care services delivered; and

•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.

On March 22, 2013, we were notified that PHP was not awarded an acute care program contract with AHCCCS for the three-year period commencing October 1, 2013. However, on April 1, 2013, PHP agreed with AHCCCS on the general terms of a capped contract for Maricopa County for the three-year period commencing October 1, 2013. Approximately 98,000 of PHP's members resided in Maricopa County as of June 30, 2013. Pursuant to the terms of PHP's agreement with AHCCCS, PHP will not file a protest of any of AHCCCS' decisions. In addition, PHP agreed that enrollment will be capped effective October 1, 2013 and the enrollment cap will not be lifted at any time during the total contract period, unless AHCCCS deems additional plan capacity necessary based upon growth in covered lives or other reasons as outlined in a letter provided by AHCCCS that clarifies certain terms of the capped contract. AHCCCS has also indicated that it intends to hold an open enrollment for PHP members in Maricopa County sometime in calendar year 2014. If AHCCCS does not lift the cap on PHP's contract, then our revenues and profitability would be reduced during the contract runout period while members are lost without being replaced.
We are dependent on our senior management team and local management personnel, and the loss of the services of one or more of our senior management team or key local management personnel could have a material adverse effect on our business.
The success of our business is largely dependent upon the services and management experience of our senior management team, which includes Charles N. Martin, Jr., our Chairman, President and Chief Executive Officer; Keith B. Pitts, our Vice Chairman; Phillip W. Roe, our Executive Vice President, Chief Financial Officer and Treasurer; Bradley A. Perkins, M.D., our Executive Vice President and Chief Transformation Officer; Timothy M. Petrikin, our Executive Vice President, Ambulatory Care Services; Joseph D. Moore, our Executive Vice President; James H. Spalding, our Executive Vice President, General Counsel and Secretary; Mark R. Montoney, M.D., our Executive Vice President and Chief Medical Officer; and Alan G. Thomas, our Executive Vice President-Operations Finance. In addition, we depend on our ability to attract and retain local managers at our hospitals and related facilities, on the ability of our senior officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We do not maintain key man life insurance policies on any of our officers. If we were to lose any of our senior management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations. If we were to lose the services of one or more members of our senior management team or a significant portion of our hospital management staff at one or more of our hospitals, we would likely experience a significant disruption in our operations and failure of the affected hospitals to adhere to their respective business plans.
Controls designed to reduce inpatient services may subject us to increased regulatory scrutiny and reduce our revenues.
Controls imposed by Medicare and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by payers. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressures to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial position and results of operations.
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
There is a trend in the health care industry towards value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs, including Medicare and Medicaid, currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. The Health Reform Law contains a number of provisions intended to promote value-based purchasing under Medicare and Medicaid.

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
HIPAA required HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The HITECH Act (one part of the ARRA) significantly broadened the scope of the HIPAA privacy and security regulations. In addition, the HITECH Act extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle protected health information on behalf of covered entities) and subjected business associates to civil and criminal penalties for violation of the regulations beginning February 17, 2010. On January 25, 2013, HHS issued the HITECH Final Rule containing modifications to the HIPAA privacy standards, security standards, breach notification standards and enforcement standards to implement certain HITECH Act provisions or otherwise deemed appropriate by HHS. The HITECH Final Rule will require significant technical, physical and administrative changes, but we believe that the cost of implementation and compliance with the HITECH Final Rule has not had, and is not expected to have, a material adverse effect on our cash flows, financial position or results of operations. In addition, on May 27, 2011, HHS issued a proposed amendment to the existing accounting for disclosures standard of the HIPAA privacy regulations. The proposed amendment would implement a HITECH Act provision that requires covered entities to account for disclosures of EPHI for treatment, payment and health care operations purposes if the disclosure is made through an electronic health record. The proposed amendment goes beyond the HITECH Act provision and would require covered entities, including our hospitals and health plans, to provide a report identifying each instance that a natural person or organization accessed EPHI in any of our electronic treatment and billing record systems during the three-year period ending on the date the report is requested. The report must track access even if the access did not involve a disclosure outside of the covered entity. Modifying our electronic record systems to prepare such access reports would require a significant commitment, action and cost by us.
Violations of the HIPAA privacy, security and breach notification regulations may result in civil and criminal penalties. The HITECH Act and the HITECH Final Rule have strengthened the enforcement provisions of HIPAA and the Office for Civil Rights has increased its HIPAA enforcement activity relative to prior years. For violations occurring on or after February 18, 2009, entities are subject to tiered ranges for civil money penalty amounts based upon the increasing levels of culpability associated with violations. Under the HITECH Act and the HITECH Final Rule, the range of minimum penalty amounts for each offense increases from up to $100 to up to $50,000 (for violations due to willful neglect and not corrected during the 30-day period beginning on the first date the entity knew or, by exercising reasonable diligence, would have known that the violation occurred). Similarly, the penalty amount available in a CY for identical violations is substantially increased from $25,000 to $1,500,000. In one recent enforcement action, HHS imposed a $4,300,000 civil monetary penalty against a covered entity for violations of the privacy rule related to patient access to health records. In another action, the covered entity that was the subject of an investigation by HHS paid a settlement of $1,500,000 and agreed to be bound by a resolution agreement and corrective action plan. In addition, the ARRA authorizes state attorney generals to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Additionally, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect.
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
Medicare RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. The Recovery Audit Program review is either “automated”, for which a decision can be made without reviewing a medical record, or “complex”, for which the RAC must contact the provider in order to procure and review the medical record to make a decision about the payment. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. Under the Health Reform Law, CMS also has general authority to enter into contracts with RACs to identify, reconcile and recoup overpayments for Medicare Advantage plans and Medicare Part D.
In addition to the Medicare Recovery Audit Program, in the September 16, 2011 Federal Register, CMS finalized provisions relating to implementation of a Medicaid RAC program. States were expected to implement their respective RAC programs by January 1, 2012, although states could request an extension. CMS's website suggests 48 of the 50 states are reporting RAC data to CMS. Medicaid RACs have authority to look back at claims up to three years from the date of the claim, although states may request and exception for a shorter or longer look-back period. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. Medicaid RACs are paid with amounts recovered. Most Medicaid RACs appear to be paid by states on a contingency fee basis with most contingency fees ranging from 8-12% of recovered payments. It is not clear whether providers have or will face challenges under the Medicaid RAC program that are similar to those in connection with the Medicare RAC program, such as denial of claims for billing the wrong site of service. Questions also exist as to how the Medicaid RAC program will coordinate with the MIC Program. CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increased federal funding for the MIC program beginning in FFY 2011 and the increased funding continues through FFY 2016. In addition to Medicare recovery auditors and MICs, several other contractors, including the state Medicaid agencies, have increased their review activities.
Further, on November 15, 2011, CMS announced the RAPR demonstration will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules.  The RACs will conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays for a total of 11 states. The goal of the RAPR demonstration is to reduce improper payments before they are paid, rather than the traditional “pay and chase” methods of looking for improper payments after they have been made. These prepayment reviews will not replace the MAC prepayment reviews as RACs and MACs are supposed to coordinate to avoid duplicate efforts. The RAPR demonstration was to start in January 2012, but CMS decided in January 2012 to delay the start of the program. The RAPR demonstration began on September 1, 2012.
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
Technological advances with respect to computed axial tomography, magnetic resonance imaging and positron emission tomography equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to compete with other health care providers, we must constantly evaluate our equipment needs and upgrade equipment as a result of technological improvements. Such equipment costs typically range from $1.0 million to $3.0 million, exclusive of construction or build-out costs. If we fail to remain current with the technological advancements of the medical community, our patient volumes and revenue may be negatively impacted.
Our hospitals face competition for staffing especially as a result of the shortage of nurses and the increased imposition on us of nurse-staffing ratios, which has in the past and may in the future increase our labor costs and materially reduce our profitability.
We compete with other health care providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including most significantly nurses and other non-physician health care professionals. While the national nursing shortage has abated somewhat as a result of the weakened U.S. economy, certain portions of our markets have limited available nursing resources. In the health care industry generally, including in our markets, the shortage of nurses and other medical support personnel has become a significant operating issue. This shortage has caused us in the past and may require us in the future to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. On several occasions in the past, we voluntarily raised, and expect to raise in the future, wages for our nurses and other medical support personnel.
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
The U.S. Congress has considered a bill called the Employee Free Choice Act of 2009 (“EFCA”), which organized labor has called its number one legislative objective. EFCA would amend the National Labor Relations Act to establish a procedure whereby the National Labor Relations Board (“NLRB”) would certify a union as the bargaining representative of employees, without a NLRB-supervised secret ballot election, if a majority of unit employees sign valid union authorization cards (the “card-check provision”). Additionally, under EFCA, parties that are unable to reach a first contract within 90 days of collective bargaining could refer the dispute to mediation by the Federal Mediation and Conciliation Service (the “Service”). If the Service is unable to bring the parties to agreement within 30 days, the dispute then would be referred to binding arbitration. Also, the bill would provide for increased penalties for labor law violations by employers. In July 2009, due to intense opposition from the business community, alternative draft legislation became public, dropping the card-check provision, but putting in its place new provisions making it easier for employees to organize including provisions to require shorter unionization campaigns, faster elections and limitations on employer-sponsored anti-unionization meetings, which employees are required to attend. We believe it is unlikely this legislation will be considered in the current Congress, since the House of Representatives is controlled by the Republican party. However, this legislation, if passed by this or a subsequent Congress, would make it easier for our nurses or other hospital employees to unionize, which could materially increase our labor costs. On December 21, 2011, the NLRB issued a final rule, effective April 30, 2012, which reduced the time it takes to conduct elections largely by limiting litigation issues and procedures by employers prior to the conduct of the election and deferring questions of individual voter eligibility until after the election has been held. This change in NLRB procedures is not as far-reaching as was considered in the EFCA, but it may make it easier for our employees to unionize, which could materially increase our labor costs.
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
Effective January 1, 2011, we acquired substantially all of DMC's assets (other than donor-restricted assets and certain other assets) and assumed substantially all of its liabilities (other than its outstanding bonds and similar debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC. As of June 30, 2013, the unfunded pension liability reflected on our consolidated balance sheet was approximately $187.7 million. This pension liability is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to recognize pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine this pension obligation could result in an increase in the valuation of this pension obligation, which could affect the reported funded status of this pension plan and necessary future contributions, as well as the periodic pension cost in respect of this plan in subsequent fiscal years.
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
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to perform an evaluation of our internal control over financial reporting and file management's attestation with our Annual Report on Form 10-K each year. Section 404 also requires our independent auditors to opine on our internal control over financial reporting. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we and our independent auditor reached as of June 30, 2013 will represent conclusions we or our independent auditors reach in future periods. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our financial condition and results of operations.
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
As required by ARRA, HHS has adopted an incentive payment program for eligible hospitals and health care professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in FFY 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.
Health plans and providers, including our hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Use of the ICD-10 system is required beginning October 1, 2014 as a result of an extension granted by CMS. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes result in conditions being reclassified to MS-DRGs or commercial payer or payment groupings with lower levels of reimbursement than assigned under the previous system.
Difficulties with current construction projects or new construction projects such as additional hospitals or major expansion projects may involve significant capital expenditures that could have an adverse impact on our liquidity.
We have begun construction on a new acute care hospital in New Braunfels, Texas, which is north of San Antonio, and may decide to construct additional hospitals and expand existing facilities in the future in order to achieve our growth objectives. Additionally, the DMC purchase agreement includes a commitment by us to fund $500 million of specified construction projects and $350 million of routine capital expenditures at the DMC facilities during the five years subsequent to the closing of the acquisition. As of June 30, 2013, we had spent approximately $191.5 million related to the specified construction projects commitment and $129.5 million related to the routine capital expenditures commitment. The DMC capital commitments include the following remaining annual aggregate spending amounts as of June 30, 2013: $204 million committed within one year; $275 million committed within two to three years; and $50 million committed in the fourth year and beyond. Our ability to complete construction of new hospitals or new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:

•	our ability to control construction costs;

•	the ability of general contractors or subcontractors to perform under their contracts;

•	weather conditions;

•	availability of labor or materials;

•	our ability to obtain necessary licensing and other required governmental authorizations; and

•	our ability to avoid other unforeseen problems and delays.

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
State efforts to regulate the construction or expansion of hospitals could impair our ability to operate and expand our operations.
Some states require health care providers to obtain prior approval, known as Certificates of Need, for:

•	the purchase, construction or expansion of health care facilities;

•	capital expenditures exceeding a prescribed amount; or

•	changes in services or bed capacity.
In giving approval, these states consider the need for additional or expanded health care facilities or services. Illinois, Michigan and Massachusetts are the only states in which we currently own hospitals that have Certificate of Need laws. The failure to obtain any required Certificate of Need could impair our ability to operate or expand operations in these states.
If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.
The Blackstone Group L.P., together with its affiliates (collectively, “Blackstone”), acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At June 30, 2013, we had $789.9 million of goodwill recorded on our financial statements. There is no guarantee that we will be able to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired.
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
We are controlled by private equity funds associated with Blackstone and Metalmark Capital, together with their affiliates (the “Sponsors”), and certain members of our management who are party to a stockholders agreement between such shareholders and us. As of July 31, 2013, our Sponsors owned approximately 46.5% of our Common Stock through various investment funds affiliated with our Sponsors. Also, as of July 31, 2013, certain members of our management who are party to the stockholders agreement beneficially owned approximately 11.6% of our Common Stock. Our Sponsors have the ability to nominate a majority of our directors provided certain ownership thresholds are maintained, and thereby control our policies and operations, including the appointment of management, future issuances of our Common Stock or other securities, the payment of dividends, if any, on our Common Stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with the interest of our public stockholders. In addition, under the stockholders agreement, Blackstone has consent rights over certain extraordinary transactions by us, including mergers and sales of all or substantially all of our assets, provided a certain ownership threshold is maintained. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to us and our public stockholders. For example, the Sponsors could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. As a result, the Sponsors have control over our decisions to enter into any corporate transaction regardless of whether others believe that the transaction is in our best interests. So long as the Sponsors and certain members of our management who are party to the stockholders agreement continue to beneficially own a majority of our outstanding Common Stock, they will have the ability to control the vote in any election of directors.
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
We have a substantial amount of indebtedness. As of June 30, 2013, we had approximately $2,996.2 million of total indebtedness outstanding, $1,092.9 million of which was secured indebtedness (consisting of outstanding debt under our senior secured term loan facility maturing in January 2016 (the “2010 Term Loan Facility”) and capital leases). In addition, as of June 30, 2013, we had an additional $327.2 million of secured indebtedness available for borrowing under our senior secured revolving credit facility (the "2010 Revolving Facility" and together with the 2010 Term Loan Facility, the "2010 Credit Facilities"), after taking into account $37.8 million of outstanding letters of credit. In addition, we may request an incremental term loan facility be added to our 2010 Term Loan Facility to issue additional term loans in such amounts as we determine subject to the receipt of lender commitments and certain other conditions. We may seek to further increase the borrowing capacity under the 2010 Revolving Facility to an amount larger than $365.0 million, subject to the receipt of lender commitments and certain other conditions. The amount of our outstanding indebtedness is substantial compared to the net book value of our assets.
Our substantial indebtedness could have important consequences, including the following:

•
it could become difficult for us to satisfy our obligations with respect to the $1,175.0 million 8% senior notes due in 2018 issued in January 2010 and July 2010 (the "8.0% Notes") and the $725.0 million 7.75% senior notes due 2019 issued in January 2011 and March 2012 (the "7.75% Senior Notes");

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

Our ability to make scheduled payments of principal and interest or to satisfy our debt obligations, to refinance our indebtedness or to fund capital expenditures will depend on our future operating performance. Prevailing economic conditions (including interest rates) and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations or realize anticipated revenue growth or operating improvements, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the 8.0% Notes and the 7.75% Senior Notes and the 2010 Credit Facilities do not fully prohibit us or our subsidiaries from doing so. Our 2010 Revolving Facility provides commitments of up to $365.0 million (not giving effect to any outstanding letters of credit or outstanding borrowings, which would reduce the amount available under our 2010 Revolving Facility). In addition, we may seek to further increase the borrowing availability under the 2010 Revolving Facility and to increase the amount of our 2010 Term Loan Facility as previously described. All of those borrowings would be senior and secured, and, as a result, would be effectively senior to the 8.0% Notes, the 7.75% Senior Notes, and the guarantees of the 8.0% Notes and the guarantees of the 7.75% Senior Notes by our guarantor subsidiaries. If we incur any additional indebtedness that ranks equally with the 8.0% Notes, the 7.75% Senior Notes, and the holders of that debt will be entitled to share ratably with the holders of the 8.0% Notes and the 7.75% Senior Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.
All of the borrowings under the 2010 Credit Facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. A 1.0% increase in the expected rate of interest under the 2010 Term Loan Facility would increase our annual interest expense by approximately $10.9 million. The impact of such an increase would be more significant to us than it would be for some other companies because of our substantial debt. We have from time to time managed our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our previously outstanding debt and may elect to enter into similar instruments in the future for the 2010 Credit Facilities. If we enter into such derivative instruments, our ultimate interest payments may be greater than those that would be required under existing variable interest rates.
Operating and financial restrictions in our debt agreements limit our operational and financial flexibility.
The 2010 Credit Facilities and the indentures under which the 8.0% Notes, and the 7.75% Senior Notes were issued contain a number of significant covenants that, among other things, restrict our ability to:

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

In addition, under the 2010 Credit Facilities, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the 2010 Credit Facilities. In the event of default, the lenders could elect to declare all amounts borrowed under the 2010 Credit Facilities, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the 2010 Credit Facilities are effectively senior in right of payment to the 8.0% Notes and the 7.75% Senior Notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full our indebtedness.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The 2010 Credit Facilities and the indentures governing the 8.0% Notes and the 7.75% Senior Notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.     Properties.
We owned and operated 28 hospitals as of June 30, 2013. The following table contains information concerning our hospitals:

Hospital (1)	City	Licensed Beds	Date Acquired
Arizona
Maryvale Hospital	Phoenix	232	June 1, 1998
Phoenix Baptist Hospital	Phoenix	221	June 1, 2000
Arrowhead Hospital	Glendale	217	June 1, 2000
West Valley Hospital (2)	Goodyear	164	September 4, 2003
Paradise Valley Hospital	Phoenix	136	November 1, 2001
Arizona Heart Hospital (3)	Phoenix	59	October 1, 2010
Illinois
MacNeal Hospital	Berwyn	427	February 1, 2000
Louis A. Weiss Memorial Hospital	Chicago	236	June 1, 2002
West Suburban Medical Center	Oak Park	233	August 1, 2010
Westlake Hospital	Melrose Park	242	August 1, 2010
Massachusetts
Saint Vincent Hospital at Worcester Medical Center	Worcester	321	December 31, 2004
MetroWest Medical Center — Framingham Union Hospital	Framingham	178	December 31, 2004
MetroWest Medical Center — Leonard Morse Hospital	Natick	141	December 31, 2004
Michigan
DMC Harper University Hospital	Detroit	567	January 1, 2011
DMC Sinai—Grace Hospital	Detroit	383	January 1, 2011
DMC Detroit Receiving Hospital	Detroit	273	January 1, 2011
DMC Children’s Hospital of Michigan	Detroit	228	January 1, 2011
DMC Huron Valley—Sinai Hospital	Commerce	153	January 1, 2011
DMC Rehabilitation Institute of Michigan (3)	Detroit	94	January 1, 2011
DMC Surgery Hospital (3)	Madison Heights	36	January 1, 2011
DMC Hutzel Women’s Hospital (4)	Detroit	N/A	January 1, 2011
Texas
Baptist Medical Center	San Antonio	623	January 1, 2003
Valley Baptist Medical Center (5)	Harlingen	586	September 1, 2011
Northeast Baptist Hospital	San Antonio	379	January 1, 2003
St. Luke’s Baptist Hospital	San Antonio	282	January 1, 2003
North Central Baptist Hospital	San Antonio	280	January 1, 2003
Valley Baptist Medical Center—Brownsville (5)	Brownsville	280	September 1, 2011
Mission Trail Baptist Hospital (2)	San Antonio	110	June 27, 2011
Total Licensed Beds		7,081
_____________________

(1)	All of our hospitals are acute care hospitals, except as indicated below.

(2)	These hospitals were constructed, not acquired. Mission Trail Baptist Hospital was a replacement facility for Southeast Baptist Hospital.

(3)	This is a specialty hospital.

(4)	Licensed beds for DMC Hutzel Women’s Hospital are presented on a combined basis with DMC Harper University Hospital.

(5)
These hospitals are operated by a consolidated joint venture limited liability company, in which we own 51% of the equity interests and VB Medical Holdings formerly known as Valley Baptist Medical Center — Brownsville, a Texas non-profit corporation, owns 49% of the equity interests.

In addition to the hospitals listed in the table above, we are building a new hospital in New Braunfels, Texas that is expected to be completed on or around May 2014. As of June 30, 2013, we also owned certain outpatient service locations complementary to our hospitals, including surgery centers, dialysis clinics, physician practices, home health agencies and diagnostic imaging centers, and two surgery centers in Orange County, California. Most of these outpatient facilities are in leased facilities, and certain outpatient facilities are owned and operated by joint ventures. We also own and operate a limited number of medical office buildings in conjunction with our hospitals, which are primarily occupied by physicians practicing at our hospitals.
As of June 30, 2013, we leased approximately 53,200 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.
Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under the 2010 Credit Facilities are secured by a pledge of substantially all of our assets, including first priority mortgages on each of our hospitals that are owned by subsidiaries that guarantee our obligations under the 2010 Credit Facilities. Also, our properties are subject to various federal, state and local statutes and ordinances regulating their operation. Management does not believe that maintaining compliance with such statutes and ordinances will materially affect our financial position or results of operations.

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
Sherman Act Antitrust Class Action Litigation — Maderazo, et al v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et. al., Case No. 5:06cv00535 (United States District Court, Western District of Texas, San Antonio Division, filed June 20, 2006 and amended August 29, 2006) and Cason-Merenda, et al. v. VHS of Michigan, Inc. d/b/a Detroit Medical Center, et al., Case No. 2:06-cv-15601-GER-DAS (United States District Court, Eastern District of Michigan, Southern Division, filed December 15, 2006
On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against our Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses’ compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses’ compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys' fees. From 2006 through April 2008, we and the plaintiffs worked on producing documents to each other relating to, and supplying legal briefs to the court in respect of, solely the issue of whether the court will certify a class in this suit, the court having bifurcated the class and merit issues. In April 2008, the case was stayed by the judge pending his ruling on plaintiffs’ motion for class certification. On July 8, 2013, the plaintiffs filed a motion to lift the stay and reopen discovery. We continue to believe that the allegations contained within this putative class action suit are without merit, and we have vigorously worked to defeat class certification. If a class is certified, we will continue to defend vigorously against the litigation.
On the same date in 2006 that this suit was filed against us in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals or hospital systems in those cities (none of such hospitals or hospital systems being owned by us). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against eight hospitals or hospital systems in the Detroit, Michigan metropolitan area, including DMC. Since representatives of the Service Employees International Union (“SEIU”) joined plaintiffs’ attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, we believe that SEIU’s involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio and

Detroit. The registered nurses in our hospitals in San Antonio and Detroit are currently not members of any union. In the suit in Detroit against DMC, the court did not bifurcate class and merits issues. On March 22, 2012, the judge issued an opinion and order granting in part and denying in part the defendants’ motions for summary judgment. The defendants’ motions were granted as to the count of the complaint alleging wage fixing by defendants, but were denied as to the count alleging that the defendants’ sharing of wage information allegedly resulted in the suppression of nurse wages. The opinion, however, did not address plaintiffs’ motion for class certification and did not address defendants’ challenge to the opinion of plaintiffs’ expert, but specifically reserved ruling on those matters for a later date. At a mandatory mediation in January 2013 before the presiding U.S. District Court judge, counsel for DMC was advised that it appears likely that DMC will be the only non-settling defendant, and we understand that the other defendants have settled the case or are in the process of having their settlements approved by the court. Subsequently, on April 22, 2013, the judge issued an opinion and order denying defendants' motion to exclude the testimony of plaintiff's expert. Plaintiffs' motion for class certification is still pending before the court.
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
DOJ Enforcement Initiative: Medicare Billing for Implantable Cardioverter Defibrillators (“ICDs”)
In September 2010, we received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the DOJ Civil Division, stating that, among other things, (1) the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of ICDs that were not medically indicated and/or otherwise violated Medicare payment policy, (2) the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present, (3) the relevant CMS National Coverage Determination (“NCD”) excludes Medicare coverage for ICDs implanted in patients who have had an acute myocardial infarction within the past 40 days or an angioplasty or bypass surgery within the past three months, (4) DOJ’s initial analysis of claims submitted to Medicare indicates that many of our hospitals may have submitted claims for ICDs and related services that were excluded from coverage, (5) the DOJ’s review is preliminary, but continuing, and it may include medical review of patient charts and other documents, along with statements under oath, and (6) we and our hospitals should ensure the retention and preservation of all information, electronic or otherwise, pertaining or related to ICDs. Upon receipt of this letter, we immediately took steps to retain and preserve all of our information and that of our hospitals related to ICDs.
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
We have entered into tolling agreements with the DOJ. In addition, the DOJ has advised us that the investigation covers implantations after October 1, 2003, has identified the cases that are the subject of the DOJ’s investigation, and has requested that we review the identified cases. We understand that the DOJ has made similar requests for self-reviews of the other health systems and hospitals under investigation. The DOJ has issued a set of auditing instructions to all of the hospitals being investigated along with a request that the hospitals self-audit the cases previously identified in accordance with those instructions. The Company's outside medical experts have completed their audit of the cases in accordance with the criteria established by the DOJ and, based on the results of that audit, the Company expects to settle the matter as soon as possible. Pending settlement discussions with the DOJ, Baptist Health System has agreed to extend the current tolling agreement until December 31, 2013.
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
The action brought by Ms. Woyak alleges civil violations of the federal FCA.  Ms. Woyak's claims are primarily premised on allegations that our Arizona Heart Hospital (“Arizona Heart") failed to properly qualify for provider-based status under Medicare rules as a campus of the Company's Phoenix Baptist Hospital (“PBH”), though Ms. Woyak also alleges various means by which we allegedly fraudulently increased our billings.  The action further alleges retaliation in violation of the FCA and common-law wrongful discharge.  The action seeks damages provided for in the FCA and under common law.
The OIG has previously informed us that its investigation into provider-based matters relating to Arizona Heart and PBH has been closed.
We believe that all of the allegations described above are without merit and intend to vigorously defend ourself in these actions, if pursued. Management does not believe that the final outcome of this matter will materially impact our financial position, operating results or cash flows.
Litigation Related to the Merger

We are aware of two lawsuits relating to the Merger Agreement filed by purported stockholders against us, Tenet and Merger Sub. On June 25, 2013, a purported stockholder filed a putative class action lawsuit in the Chancery Court for Davidson County, Tennessee, captioned James A. Kaurich v. Vanguard Health Systems, Inc., et al., Case No. 13-905-IV. On June 27, 2013, a second purported stockholder filed a substantively identical putative class action lawsuit in the Chancery Court for Davidson County, Tennessee, captioned Marion Edinburgh TTEE FBO Marion Edinburgh Trust U/T/D/ 7/8/1991 v. Vanguard Health Systems, Inc., et al., Case No. 13-921-IV. Both complaints name as defendants us, Tenet, Merger Sub, and the members of our Board of Directors (the "Director Defendants") and allege that the Director Defendants breached their fiduciary duties by approving the Merger through an unfair process and at an unfair price, and allege that we, Merger Sub, and Tenet aided and abetted the Director Defendants breach of their fiduciary duties. On July 26, 2013, the complaints were consolidated and an amended complaint was filed. This amended complaint replaced the two putative class actions and seeks to enjoin the Merger and to create a constructive trust for the purportedly improper benefits received by the Director Defendants. We and our directors believe the allegations contained in the complaint are without merit and intend to contest the allegations vigorously.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
Our Common Stock began trading on June 22, 2011, on the New York Stock Exchange (“NYSE”) under the symbol “VHS.” Prior to that date, there was no public market for our common stock. As of July 31, 2013, there were 55 holders of record of our Common Stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
The following table sets forth the high and low sales prices per share of our Common Stock as reported on the NYSE for the years ended June 30, 2013 and 2012:

	High	Low
Year ended June 30, 2013:
First quarter	$12.52	$8.01
Second quarter	$12.79	$7.84
Third quarter	$17.74	$12.06
Fourth quarter	$20.97	$11.80

Year ended June 30, 2012:
First quarter	$18.00	$9.85
Second quarter	$11.30	$8.60
Third quarter	$11.90	$8.84
Fourth quarter	$9.98	$6.92

Stock Performance Graph
The following graph reflects the cumulative total return for our Common Stock compared to two indices. The Standard & Poor's 500 Stock Index includes 500 companies representing all major industries. The Standard & Poor's Health Care Composite Index is a group of 54 companies involved in a variety of health care related businesses. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*

Among Vanguard Health Systems, the S&P 500 Index, and the S&P Health Care Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/22/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
Vanguard Health Systems
S&P 500
S&P Health Care

*$100 invested on 6/22/11 in stock or 5/31/11 in index, including reinvestment of dividends.
Fiscal year ending June 30.

	6/22/2011	6/11	9/11	12/11	3/12	6/12	9/12	12/12	3/13	6/13

Vanguard Health Systems	100.00	95.12	56.29	56.62	54.63	49.25	68.53	67.87	82.38	114.90
S&P 500	100.00	98.33	84.70	94.70	106.62	103.69	110.28	109.86	121.51	125.05
S&P Health Care	100.00	98.88	88.97	97.84	106.70	108.57	115.25	115.34	133.58	138.70
Dividend Policy
We have no current plans to pay any cash dividends on our Common Stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, expansions and debt repayments. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2010 Credit Facilities and in the indentures governing the 8.0% Notes and 7.750% Notes, and any financing arrangements that we may enter into in the future.

Item 6.    Selected Financial Data.
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2009, 2010, 2011, 2012 and 2013. The selected historical financial data as of and for the years ended June 30, 2009, 2010, 2011, 2012 and 2013 were derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. See “Executive Overview” included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This table should be read in conjunction with the consolidated financial statements and notes thereto.

	Year ended June 30,
	2009	2010	2011	2012	2013
Statement of Operations Data (millions):
Total revenues	$2,975.1	$3,224.4	$4,581.7	$5,949.0	$5,999.4
Costs and expenses:
Salaries and benefits (includes stock compensation of $4.4, $4.2 $4.8, $9.2 and $6.4 respectively)	1,233.8	1,296.2	2,020.4	2,746.9	2,740.6
Health plan claims expense	525.6	665.8	686.3	578.9	577.4
Supplies	455.5	456.1	669.9	911.6	917.0
Other operating expenses	461.9	483.9	798.8	1,173.3	1,253.3
Medicare and Medicaid EHR incentives	—	—	(10.1)	(28.2)	(38.0)
Depreciation and amortization	128.9	139.6	193.8	258.3	257.1
Interest, net	111.6	115.5	171.2	182.8	197.0
Monitoring fees and expenses	5.2	5.1	31.3	—	—
Acquisition related expenses	—	3.1	12.5	14.0	8.1
Impairment and restructuring charges	6.2	43.1	6.0	(0.1)	5.2
Debt extinguishment costs	—	73.5	—	38.9	2.1
Loss (gain) on disposal of assets	(2.3)	1.8	(0.2)	0.6	(13.3)
Other	(0.2)	(0.9)	(4.3)	(6.6)	(16.9)
Subtotal	2,926.2	3,282.8	4,575.6	5,870.4	5,889.6
Income (loss) from continuing operations before income taxes	48.9	(58.4)	6.1	78.6	109.8
Income tax benefit (expense)	(16.8)	13.8	(8.6)	(22.2)	(40.8)
Income (loss) from continuing operations	32.1	(44.6)	(2.5)	56.4	69.0
Income (loss) from discontinued operations, net of taxes	(0.3)	(1.7)	(5.9)	(0.5)	0.1
Net income (loss)	31.8	(46.3)	(8.4)	55.9	69.1
Net loss (income) attributable to non-controlling interests	(3.2)	(2.9)	(3.6)	1.4	(7.2)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$28.6	$(49.2)	$(12.0)	$57.3	$61.9

Per Share Data:
Basic earnings (loss) per share	$0.64	$(1.10)	$(0.26)	$0.75	$0.78
Diluted earnings (loss) per share	0.63	(1.10)	(0.26)	0.71	0.75
Cash dividends paid per share	—	—	9.81	—	—

Balance Sheet Data (millions):
Cash and cash equivalents	$308.2	$257.6	$936.6	$455.5	$624.0
Assets	2,731.1	2,729.6	4,596.9	4,788.1	5,042.6
Long-term debt, including current portion	1,551.6	1,752.0	2,787.6	2,706.6	2,996.2
Working capital	251.6	105.0	333.1	594.3	644.2

	Year ended June 30,
	2009	2010	2011	2012	2013
Other Financial Data (millions):
Adjusted EBITDA (a)	$302.7	$326.6	$423.0	$575.7	$555.5
Capital expenditures	132.0	155.9	206.5	293.3	420.5
Cash provided by operating activities	313.1	315.2	276.6	113.6	300.8
Cash used in investing activities	(133.6)	(156.5)	(544.9)	(513.2)	(406.1)
Cash provided by (used in) financing activities	(12.9)	(209.3)	947.3	(81.5)	273.8

	Year ended June 30,
	2009	2010	2011	2012	2013
Unaudited Operating Data — continuing operations:
Number of hospitals, end of period	15	15	26	28	28
Number of licensed beds, end of period (b)	4,135	4,135	6,201	7,064	7,081
Discharges (c)	167,880	168,370	223,793	285,026	282,607
Adjusted discharges (d)	288,807	295,702	404,178	518,118	521,752
Average length of stay (e)	4.23	4.17	4.37	4.40	4.48
Patient days (f)	709,952	701,265	977,879	1,254,121	1,267,183
Adjusted patient days (g)	1,221,345	1,231,604	1,766,085	2,279,732	2,339,488
Net revenue per adjusted discharge (h)	$7,775	$7,893	$8,860	$9,637	$9,632
Inpatient surgeries (i)	37,970	37,320	49,813	67,258	66,231
Outpatient surgeries (j)	76,378	75,969	98,875	127,402	125,232
Observation visits (k)	30,191	29,918	48,215	71,858	76,580
Emergency room visits (l)	605,729	626,237	924,848	1,220,357	1,250,800
Health plan member lives (m)	218,700	241,200	245,100	234,500	238,500
Health plan claims expense percentage (n)	77.5%	79.3%	78.9%	76.4%	78.3%
_____________________

(a)
We define Adjusted EBITDA as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, non-controlling interests, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, pension expense (credits), and discontinued operations, net of taxes. Monitoring fees and expenses represent fees and reimbursed expenses paid to affiliates of The Blackstone Group and Metalmark Subadvisor LLC for advisory and oversight services. Adjusted EBITDA is a measure used by management to evaluate its operating performance. It is reasonable to expect these reconciling items to occur in future periods, but for many of them the amounts recognized can vary significantly from period to period, do not relate directly to the ongoing operations of our health care facilities and complicate period to period comparisons of our results of operations and comparisons with other health care companies. Adjusted EBITDA is not intended as a substitute for net income (loss) attributable to Vanguard Health Systems, Inc. stockholders, operating cash flows or other cash flow statement data determined in accordance with U.S. generally accepted accounting principles ("GAAP"). Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, since it does not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. Because Adjusted EBITDA is not a GAAP measure and is susceptible to varying calculations, Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies. The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to Vanguard Health Systems, Inc. stockholders for the respective periods presented (in millions).

	Year ended June 30,
	2009	2010	2011	2012	2013
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$28.6	$(49.2)	$(12.0)	$57.3	$61.9
Interest, net	111.6	115.5	171.2	182.8	197.0
Income tax expense (benefit)	16.8	(13.8)	8.6	22.2	40.8
Depreciation and amortization	128.9	139.6	193.8	258.3	257.1
Non-controlling interests	3.2	2.9	3.6	(1.4)	7.2
Equity method income	(0.8)	(0.9)	(0.9)	(1.5)	(1.8)
Stock compensation	4.4	4.2	4.8	9.2	6.4
Loss (gain) on disposal of assets	(2.3)	1.8	(0.2)	0.6	(13.3)
Realized losses (gains) on investments	0.6	—	(1.3)	—	0.3
Monitoring fees and expenses	5.2	5.1	31.3	—	—
Acquisition related expenses	—	3.1	12.5	14.0	8.1
Debt extinguishment costs	—	73.5	—	38.9	2.1
Impairment and restructuring charges	6.2	43.1	6.0	(0.1)	5.2
Pension credits	—	—	(2.1)	(5.1)	(15.4)
Loss (income) from discontinued operations, net of taxes	0.3	1.7	5.9	0.5	(0.1)
Adjusted EBITDA	$302.7	$326.6	$421.2	$575.7	$555.5

_____________________

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)
Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(d)
Adjusted discharges are used by management and certain investors as a general measure of consolidated inpatient and outpatient volumes. Adjusted discharges are computed by multiplying discharges by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the result by gross inpatient revenues.

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

(l)
Emergency room visits represent the number of patient visits to a hospital-based or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(m)	Member lives represent the total number of members in PHP, AAHP, CHS, VBIC and ProCare as of the end of the respective period.

(n)	Health plan claims expense percentage is calculated by dividing health plan claims expense by premium revenues.

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
We recommend reading the following discussion together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information set forth under “Item 6 — Selected Financial Data.” The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.
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
As of June 30, 2013, we owned and operated 28 hospitals with a total of 7,081 licensed beds and related outpatient service facilities complementary to the hospitals in San Antonio, Harlingen and Brownsville Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts.
As of June 30, 2013, we also owned five health plans with approximately 238,500 members. Our health plans include Chicago Health Systems (“CHS”), a contracting entity for outpatient services under multiple contracts and inpatient services for one contract provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area; Phoenix Health Plan (“PHP”), a Medicaid managed health plan operating in Arizona; Abrazo Advantage Health Plan (“AAHP”), a Medicare and Medicaid dual eligible managed health plan operating in Arizona; ProCare Health Plan (“ProCare”), a Medicaid managed health plan operating in Michigan; and Valley Baptist Insurance Company (“VBIC”), which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.

During the year ended June 30, 2013, our revenues were impacted by ongoing challenges including less demand for elective services, some of which related to a weak general economy, and a shift from services provided to patients with managed care coverage to uninsured patients. Effective October 1, 2011, AHCCCS, Arizona's State Medicaid program, implemented capitation rate decreases for all state Medicaid plans and changed eligibility qualification for certain categories of members. The full year impact of these changes by AHCCCS caused a decrease in health plan revenues at PHP during the year ended June 30, 2013 compared to the prior year. We have been successful in reducing certain costs to mitigate the impact of these revenue pressures.

Merger with Tenet Healthcare Corporation

On June 24, 2013, we entered into an Agreement and Merger Agreement by and among us, Tenet and Merger Sub. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, upon consummation of the merger, Merger Sub will merge with and into us (the “Merger”), with us continuing as the surviving corporation and becoming a wholly-owned subsidiary of Tenet. During the year ended June 30, 2013, we recorded $7.8 million of transaction costs related to the Merger.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our Common Stock will be converted into the right to receive $21.00 in cash, without interest, other than any shares of Common Stock owned by Tenet or us or any wholly-owned subsidiary thereof (which will automatically be canceled with no consideration paid therefor) and those shares of Common Stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. Following the effective time of the Merger, our Common Stock will cease to be traded on the NYSE, and we will no longer be a reporting company under the Exchange Act.

In connection with the execution of the Merger Agreement, Tenet entered into a Voting Agreement with certain funds affiliated with each of Blackstone and Morgan Stanley Capital Partners, as well as Charles N. Martin, Jr., our Chairman, President and Chief Executive Office, Keith B. Pitts, our Vice Chairman, Phillip W. Roe, our Executive Vice President, Chief Financial Officer and Treasurer, and James H. Spalding, our Executive Vice President, General Counsel and Secretary (collectively, the “Majority Stockholders”). Under the Voting Agreement, the Majority Stockholders agreed to execute and deliver a written consent adopting the Merger Agreement and, during the term of the Voting Agreement, but subject to certain limitations set forth therein, to vote certain of their shares of Common Stock against any action or agreement that the Majority Stockholders know or reasonably suspect is in opposition to the Merger. As a result of the execution and delivery of the Written Consent on June 24, 2013 following execution and delivery of the Merger Agreement, the required approval of our stockholders for the Merger has been obtained.

Under the Merger Agreement, consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions, including, among others, the absence of any order, preliminary or permanent injunction or other judgment, order or decree issued by a court or other legal restraint or prohibition that prohibits or makes illegal the consummation of the Merger; subject to certain materiality exceptions, the accuracy of the parties' respective representations and warranties and compliance with the parties' respective covenants; and the receipt of certain consents, waivers and approvals of governmental entities required to be obtained in connection with the Merger Agreement. We filed a definitive information statement with the SEC in connection with the Merger on July 26, 2013 that was first mailed to our stockholders beginning on or about August 1, 2013. The FTC granted early termination of the mandatory waiting period under the HSR Act with respect to the Merger on July 29, 2013. The Merger is expected to close early in our second quarter of fiscal 2014.

PHP Developments

On March 22, 2013, we were notified that PHP was not awarded an acute care program contract with AHCCCS for the three-year period commencing October 1, 2013. However, on April 1, 2013, PHP agreed with AHCCCS on the general terms of a capped contract for Maricopa County for the three-year period commencing October 1, 2013. Approximately 98,000 of PHP's members resided in Maricopa County as of June 30, 2013. Pursuant to the terms of PHP's agreement with AHCCCS, PHP will not file a protest of any of AHCCCS' decisions. In addition, PHP agreed that enrollment will be capped effective October 1, 2013 and the enrollment cap will not be lifted at any time during the total contract period, unless AHCCCS deems additional plan capacity necessary based upon growth in covered lives or other reasons as outlined in a letter provided by AHCCCS that clarifies certain terms of the capped contract. AHCCCS has also indicated that it intends to hold an open enrollment for PHP members in Maricopa County sometime in calendar year 2014.
Credit Facility Debt and Amendment

On March 14, 2013, certain of our subsidiaries amended (the "amendment") the existing Credit Agreement, dated January 29, 2010. Pursuant to the amendment, we borrowed an additional $300.0 million in term loans and refinanced our outstanding term loans. Approximately $11.2 million of the $300.0 million in additional borrowings was used to redeem the outstanding principal and interest related to our previously outstanding 10.375% senior discount notes due 2016 (the "Senior Discount Notes") and to pay the associated fees related to the amendment. The remaining proceeds will be used to finance other general operating and investing activities.

Operating Environment
We believe that the operating environment for hospital operators continues to evolve, which presents both challenges and opportunities for us. These factors will require focus on the expansion of ambulatory and population health services, the quality of care we provide, and reducing our costs in response to governmental regulation and changes in our payer mix as further described below.
Expansion of ambulatory and population health services

As we attempt to remain flexible and competitive in a dynamic health care environment, we have added focus and resources to our ambulatory care endeavors. As of June 30, 2013, we employed approximately 700 non-resident physicians and will continue to recruit primary care and specialty physicians and physician groups to the communities that we serve as market-specific needs warrant. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. During the first quarter of the year ended June 30, 2013, we entered into a joint venture arrangement with a national physician practice management company to manage the administration of these practices to enable us to focus on quality and physician alignment initiatives necessary for the transition to fee-for-value reimbursement. We have also established Physician Leadership Councils, comprised of physicians focused on driving clinical and operational performance, at most of our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals. We believe our hospitalist employment strategy is a key element of our focus on patient-centered care. These initiatives require significant upfront investment and may take years to fully implement.

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
Governmental Regulation

Health Reform Law. The Health Reform Law provides for, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of Exchanges and expanded state Medicaid programs; reductions in future Medicare reimbursement, including market basket and disproportionate share payments; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and Exchange plans. The Health Reform Law is also under considerable scrutiny from Congress, and the states are moving at different speeds to implement portions of the Health Reform Law left to their discretion.

Budget Control Act. On August 2, 2011, Congress enacted the Budget Control Act of 2011. This law, among other things, established a two-step process to reduce federal spending and the deficit. In the first phase, the law imposed caps that reduced discretionary (non-entitlement) spending by more than $900 billion over ten years, beginning in FFY 2012. Under the second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” is triggered under which a total of $1.2 trillion in automatic, across-the-board spending reductions must be implemented over ten years beginning in 2013. The spending reductions are to be split evenly between defense and non-defense spending, although certain programs (including Medicaid and the CHIP program) are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. For FFY 2013, the triggers were reached, and after being temporarily delayed by Congress, sequestration went into effect on April 1, 2013. Consequently, Medicare payments to hospitals and for other services were reduced two percent. Each year for the next nine years that the deficit thresholds are reached, similar across-the-board spending reductions could be implemented, and Medicare payments would be similarly reduced. Some private health insurance plans where payments are linked or related to Medicare payment amounts may seek to implement similar payment solutions.

Accountable Care Organizations. The Health Reform Law requires the establishment of MSSPs that promote accountability and coordination of care through the creation of ACOs. MSSP ACOs receive payment from Medicare on a fee-for-service basis and may receive additional “shared savings” payments based on a decrease in annual fee-for-service payments to the ACO. CMS estimates that between 50 and 270 organizations will enter into MSSP ACO agreements with an estimated aggregate median impact of $1.31 billion in bonus payments to ACOs for calendar years 2012-2015. In addition to the MSSP ACO model, CMS developed the “Pioneer ACO” model. The Pioneer ACO model generally requires compliance with the MSSP ACO program rules in the final regulations, but differs from the finalized MSSP ACO model in several ways, including, but not limited to, higher levels of sharing and the assumption of risk of repayments of CMS for shared losses, opportunity for population-based payments, requirements for outcomes-based payment contracting with other payers and a higher number of assigned beneficiaries.

We were approved to become a Pioneer ACO effective January 1, 2012 in our Michigan market. We have also been awarded MSSP ACOs, effective July 1, 2012, in Illinois and Texas and two additional MSSP ACOs, effective January 1, 2013, in Massachusetts and Arizona. While most of these ACOs are still in their infancies, we did achieve shared savings in our Michigan Pioneer ACO for the 2012 calendar year.

Medicare and Medicaid EHR Incentive Payments. The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid electronic health record ("EHR") incentive payments that began in calendar 2011 for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. Our pre-tax income was positively impacted by combined Medicare and Medicaid EHR incentives of $10.1 million, $28.2 million and $38.0 million for the years ended June 30, 2011, 2012 and 2013. We believe that the operational benefits of EHR technology, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business. We incur both capital expenditures and operating expenses in connection with the implementation of our various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of our cash receipts or recognition of the EHR incentives as other income.
Payer Mix Shifts

During the year ended June 30, 2013 compared to the prior year, we provided more health care services to patients who were uninsured and provided fewer health care services to patients who had insurance coverage. Much of this shift resulted from general economic weakness in the markets we serve and Medicaid eligibility reductions in Arizona. We are uncertain how long the economic weakness will continue, but believe that conditions will not improve significantly during the remainder of calendar year 2013. During the current year, we have also experienced a shift from services provided to Medicare and Medicaid patients to those with managed Medicare and managed Medicaid coverage. These managed payers typically provide reimbursement at lower rates and with slower payment terms than traditional Medicare and Medicaid programs and often require more of our time to document medical necessity and level of care for billed services.

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
See “Item 1. Business—Sources of Revenues” included elsewhere in this Annual Report on Form 10-K for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discuss the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education, including the annual Medicare regulatory updates published by CMS in August 2013 that impact reimbursement rates under the plan for services provided during the FFY beginning October 1, 2013 and the impact of the Health Reform Law on these reimbursements.
Volumes by Payer
During the year ended June 30, 2013 compared to the year ended June 30, 2012, discharges decreased 0.8% while adjusted discharges increased 0.7%. On a same store basis, discharges and adjusted discharges decreased 2.6% and 1.2%, respectively. The following table provides details of consolidated discharges by payer for each of the years ended June 30, 2011, 2012 and 2013.

	Year ended June 30,
	2011		2012		2013
Medicare	64,320	28.7%	83,242	29.2%	81,442	28.8%
Medicaid	23,783	10.6	32,602	11.4	26,522	9.4
Managed Medicare	31,984	14.3	35,600	12.5	36,859	13.0
Managed Medicaid	36,670	16.4	48,235	16.9	51,893	18.4
Managed care	53,527	23.9	64,844	22.8	63,082	22.3
Uninsured	12,459	5.6	19,077	6.7	21,194	7.5
Other	1,050	0.5	1,426	0.5	1,615	0.6
Total	223,793	100.0%	285,026	100.0%	282,607	100.0%
Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same store basis was $7,950, $9,640 and $9,656 for the years ended June 30, 2011, 2012 and 2013, respectively. The 2012 amount was positively impacted by reimbursement updates for the rural floor provision of the Balanced Budget Act of 1997 and revised Supplemental Security Income ratios, which combined resulted in additional revenues of $49.7 million during 2012. Growth in this ratio continues to be limited by the payer mix shifts we have experienced in recent years as previously discussed.
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
The demand for Medicaid coverage has increased during the past two years due to job losses that have left many individuals without health insurance. Medicaid remains the highest individual program cost for most states, including those in which we operate. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, have enacted and may enact further health care spending cuts or defer cash payments to health care providers to avoid raising taxes during periods of economic weakness. Medicaid rate cuts in Arizona, Texas, and Illinois during the past two years have negatively impacted our revenues. We receive a significant amount of funding under governmental supplemental reimbursement programs, including various state UPL and provider tax assessment programs. We recognized $385.7 million of revenues and $115.8 million of expenses related to state UPL and provider tax assessment programs during the year ended June 30, 2013 compared to revenues of $323.2 million and expenses of $86.7 million during 2012.
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

June 30, 2012	0-90 days	91-180 days	Over 180 days	Total
Medicare	16.5%	1.5%	1.2%	19.2%
Medicaid	5.7	1.9	1.8	9.4
Managed Medicare	6.7	0.6	0.5	7.8
Managed Medicaid	11.2	1.4	1.0	13.6
Managed care	19.8	2.5	3.0	25.3
Uninsured(1)	11.1	4.9	2.5	18.5
Self-pay after primary(2)	1.1	1.8	0.9	3.8
Other	1.3	0.5	0.6	2.4
Total	73.4%	15.1%	11.5%	100.0%

June 30, 2013	0-90 days	91-180 days	Over 180 days	Total
Medicare	14.6%	1.2%	1.9%	17.7%
Medicaid	3.8	0.8	1.5	6.1
Managed Medicare	7.8	0.9	1.0	9.7
Managed Medicaid	9.2	1.4	2.2	12.8
Managed care	19.4	2.5	3.3	25.2
Uninsured(1)	13.1	4.9	2.1	20.1
Self-pay after primary(2)	1.4	2.0	2.1	5.5
Other	1.5	0.6	0.8	2.9
Total	70.8%	14.3%	14.9%	100.0%
_____________________

(1)	Includes uninsured patient accounts and those pending Medicaid eligibility verification only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.
Our combined allowances for doubtful accounts, uninsured discounts and charity care covered 103.6% and 102.9% of combined uninsured and self-pay after primary accounts receivable as of June 30, 2012 and 2013, respectively.
The volume of uninsured and self-pay after primary accounts receivable remains sensitive to a combination of factors, including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating health care costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans for our patients. However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry in the near term.
Premium Revenues
We recognize premium revenues from our five health plans, PHP, AAHP, CHS, ProCare and VBIC. Premium revenues from these plans decreased $20.3 million, or 2.7%, during the year ended June 30, 2013 compared to the year ended June 30, 2012. PHP’s average membership decreased to approximately 187,100 for the year ended June 30, 2013 compared to approximately 198,900 for the year ended June 30, 2012. PHP’s decrease in revenues primarily resulted from enacted rate reductions, changes made by AHCCCS effective October 1, 2011 to limit health plan profitability for the remaining enrollee groups not previously subject to settlement, and more stringent Medicaid eligibility standards.
Premium revenues are recognized net of amounts recorded for minimum loss ratio ("MLR") rebates payable, as prescribed under the Health Reform Law. MLR rebates are calculated in accordance with regulations issued by HHS. Most of our health plans are managed Medicaid or managed Medicare health plans, which are currently not subject to these MLR rebate requirements. Our premium revenues were reduced by approximately $2.0 million and $0.6 million for MLR rebates during the year ended June 30, 2012 and 2013, respectively. Our MLR rebate liability was approximately $3.9 million and $0.6 million as of June 30, 2012 and 2013, respectively.

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
Revenues, Revenue Deductions and Uncompensated Care
We recognize patient service revenues during the period the health care services are provided based upon estimated amounts due from payers. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third party payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, we apply contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenues was 1% higher for all insured accounts, our patient service revenues would have been reduced by approximately $163.7 million and $172.9 million for the years ended June 30, 2012 and

2013, respectively. We derive most of our patient service revenues from health care services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.
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
Medicare regulations and many of our managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. We estimate amounts owed to or receivable from the Medicare program using the best information available and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in our consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations before income taxes by $7.3 million, $6.7 million and $2.5 million during the years ended June 30, 2011, 2012 and 2013, respectively. Additionally, updated regulations and contract negotiations with payers occur frequently, which necessitates continual review of revenue estimation processes by management. We believe that future adjustments to our current third party settlement estimates will not materially impact our results of operations, cash flows or financial position.
We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the HHS). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines. We also generally provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care, but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the year ended June 30, 2011, a significant percentage of our charity care deductions represented services provided to undocumented aliens under the Section 1011 border funding reimbursement program. Border funding qualification ended in Texas during the year ended June 30, 2009, ended in Illinois during the year ended June 30, 2010, and ended in Arizona during the year ended June 30, 2013.

In the ordinary course of business, we provide services to patients who are financially unable to pay for hospital care. We include charity care as a revenue deduction measured by the value of our services, based on standard charges, to patients who qualify under our charity care policy and do not otherwise qualify for reimbursement under a governmental program. The estimated cost incurred by us to provide these services to patients who are unable to pay was approximately $30.2 million, $59.7 million and $55.6 million for the years ended June 30, 2011, 2012 and 2013, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.
We record revenues related to the Provider Tax Assessment programs, such as those in Illinois, Michigan and Phoenix, Arizona, when the receipt of payment from the state or city governmental entity is assured. For the Texas UPL program, we recognize revenues that offset the expenses associated with the provision of charity care when the services are provided. We recognize federal match revenues under the Texas UPL program when payments are assured.
Our ability to collect the self-pay portions of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 34.3% and 39.1% of accounts receivable, net of contractual discounts, as of June 30, 2012 and 2013, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.
We estimate our allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to discharge date plus percentages of uninsured accounts (including those pending Medicaid qualifications) and self-pay after insurance accounts less than 365 days old. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous 12-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. We adjust the percentages in our allowance for doubtful accounts reserve policy as necessary given changes in trends from these analyses or pricing changes. If our uninsured accounts receivable as of June 30, 2012 and 2013 was 1% higher, our provision for doubtful accounts would have increased by $2.6 million and $2.5 million, respectively. Significant changes in payer mix, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our liquidity, results of operations and cash flows.
Many of our hospitals have an uninsured discount policy whereby uninsured accounts (including those pending Medicaid qualification) that do not qualify for charity care receive the standard uninsured discount. The balance of these accounts is subject to our allowance for doubtful accounts policy. For those accounts that subsequently qualify for Medicaid coverage, the uninsured discount is reversed and the account is reclassified to Medicaid accounts receivable with the appropriate contractual discount applied. Thus, the contractual allowance for Medicaid pending accounts is no longer necessary for those accounts subject to the uninsured discount policy. Medicaid pending accounts receivable was $103.4 million and $108.2 million as of June 30, 2012 and 2013, respectively.
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

Recovery Audit Program

The Recovery Audit Program relies on private RACs to examine Medicaid and Medicare claims filed by health care providers to detect overpayments not identified through existing claims review mechanisms. RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments.  CMS has given RACs the authority to look back at claims up to three years from the date the claim was paid.  Claims identified as overpayments are subject to an appeals process.  RACs are paid a contingency fee based on the overpayments they identify and collect.

We maintain a reserve for estimates of potential claims repayments from RAC audits based upon actual claims already audited but for which repayment has not yet occurred and claims for which we have received an audit notice but the audit process is not complete. During the quarter ended September 30, 2012, we reduced our RAC reserve estimate for the Michigan market by $14.5 million ($8.9 million net of taxes or $0.11 per diluted share) as a result of further analysis related to each component of the estimate during the period. The $14.5 million reduction in our RAC reserve estimate increased patient service revenues on the accompanying consolidated statements of operations during the year ended June 30, 2013.

Premium Revenues

We receive premiums from private payers and state and federal agencies for members that are assigned to, or have selected, us to provide health care services under applicable contracts. The premiums we receive for each member vary according to the specific contract and are generally determined at the beginning of each contract period. The premiums are subject to adjustment throughout the terms of the respective contracts, although such adjustments are typically made at the commencement of each contract renewal period.
We earned premium revenues of $869.4 million, $757.4 million and $737.1 million during the years ended June 30, 2011, 2012 and 2013, respectively, from our health plans. Our health plans have agreements with government agencies, including AHCCCS and CMS, and various health maintenance organizations or employers to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number and coverage type of members. Our health plans recognize the payments as revenues in the month in which members are entitled to health care services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future health care costs or else repaid to CMS.

Insurance Reserves
We have self-insured medical plans that cover all of our employees. Claims are accrued under the self-insured plans as the incidents that gave rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience.
Due to the nature of our operating environment, we are subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of our self-insured retention (such self-insured retention maintained at various levels through our captive insurance subsidiary and/or other of our subsidiaries). Effective with the acquisition of DMC on January 1, 2011, we also provide professional and general liability coverage to certain non-employed physicians in Michigan through another of our captive insurance subsidiaries. Similarly, we self-insure our workers compensation claims ranging from $0.6 million to $1.25 million per claim and purchase excess insurance coverage for claims exceeding the self-insured limits.

Our professional and general liability reserve as of June 30, 2013 was $337.7 million and was comprised of (1) estimated indemnity payments and related loss adjustment expenses related to reported events (“case reserves”); (2) estimated indemnity payments related to incurred but not reported events (“IBNR”); and (3) estimated unallocated loss adjustment expenses representing an estimate of the administrative costs necessary to resolve outstanding claims, all on an undiscounted basis. Our accounting policy is to include estimates of case reserves, IBNR and unallocated loss adjustment expenses in our professional and general liability reserve. The IBNR portion of the reserve includes an estimate of losses expected to be covered by our excess insurance policies of approximately $32.2 million at June 30, 2013. We also had a receivable of approximately $32.2 million at June 30, 2013 for the expected reimbursement of these estimated excess coverage losses from third party insurance companies, reflected in other assets on our consolidated balance sheet. We enter into excess or reinsurance policies with insurance carriers whose financial strength ratings are “A-” or greater, as issued by A. M. Best Company, a credit rating organization that specializes in the insurance industry. We believe any recorded excess receivables from such insurance carriers would be collectible at such time that a reported event reached an excess layer.

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

We use an actuary to assist us in the IBNR estimation process, and the actuary's conclusions serve as the basis for our periodic IBNR assessments. Our actuary applies multiple actuarial methods to our loss data to develop the best estimate of IBNR. These actuarial methods consider a combination of our actual historical losses and projected industry-based losses in differing weights for each policy period, estimates of unreported claims and adverse development for reported claims and the frequency, severity and lag-time to resolve claims. The IBNR analysis also considers actual and projected hospital statistical and census data, the number and risk-based ratings for covered physicians, retention levels for each policy period, tort reform legislation within each state in which we operate and other factors.

The development of professional and general liability reserve estimates includes multiple judgments and assumptions, including the significant amount of time between the occurrence giving rise to the claim and the ultimate resolution of the claim (the tail period), the severity of individual claims based upon circumstances specific to each claim, determinations of the appropriate weighting of Company-specific and industry data, projections of adverse developments on reported claims, and differences between actual and expected judicial outcomes. While we believe our rigorous and consistent risk management processes and industry knowledge, our extensive historical claims experience and actuarial reports enable us to reliably estimate our professional and general liability reserves, events may occur that could materially change our current estimates.
The following tables summarize our employee health, professional and general liability and workers compensation reserve balances (including the current portions of such reserves) as of June 30, 2010, 2011, 2012 and 2013 and claims loss and claims payment information during the years ended June 30, 2011, 2012 and 2013 (in millions).

	Employee Health (1)	Professional and General Liability	Workers Compensation
Reserve balance:
June 30, 2010	$14.1	$91.8	$15.7
June 30, 2011	$30.6	$326.8	$32.1
June 30, 2012	$28.9	$340.2	$34.3
June 30, 2013	$22.6	$337.7	$30.3
Acquired balances and other:
Year ended June 30, 2011	$14.2	$227.9	$17.0
Year ended June 30, 2012	$2.1	$—	$—
Year ended June 30, 2013	$—	$2.4	$—
Current year provision for claims losses:
Year ended June 30, 2011	$169.3	$52.1	$11.0
Year ended June 30, 2012	$244.5	$81.1	$12.1
Year ended June 30, 2013	$219.7	$72.9	$12.1
Adjustments to prior year claims losses:
Year ended June 30, 2011	$(3.0)	$(5.4)	$(4.3)
Year ended June 30, 2012	$(3.8)	$0.5	$(0.3)
Year ended June 30, 2013	$(0.3)	$(12.8)	$(6.3)
Claims paid related to current year:
Year ended June 30, 2011	$144.8	$0.2	$2.1
Year ended June 30, 2012	$217.1	$0.1	$2.0
Year ended June 30, 2013	$200.1	$0.4	$2.7
Claims paid related to prior year:
Year ended June 30, 2011	$19.2	$39.4	$5.2
Year ended June 30, 2012	$27.4	$68.1	$7.6
Year ended June 30, 2013	$25.6	$64.6	$7.1
_____________________

(1)	The payment and claims activity is presented on a gross basis and does not reflect the elimination for services provided to our employees by our hospitals and our other health care facilities.
Our best estimate of professional and general liability and workers compensation IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level, while not permitted under United States GAAP, would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels (in millions).

	Professional and General Liability	Workers Compensation
Reserve at June 30, 2012
As reported	$340.2	$34.3
With 75% confidence level	$379.8	$40.4
With 90% confidence level	$420.3	$46.1
Reserve at June 30, 2013
As reported	$337.7	$30.3
With 75% confidence level	$376.7	$35.8
With 90% confidence level	$416.6	$41.0
Our best estimate of employee health claims IBNR relies primarily upon payment lag data. If our estimate of the number of unpaid days of employee health claims expense changed by five days, our employee health IBNR estimate would change by approximately $2.5 million.
Health Plan Claims Reserves
During the years ended June 30, 2011, 2012 and 2013, health plan claims expense was $686.3 million, $578.9 million and $577.4 million, respectively, primarily representing medical claims of PHP. We estimate PHP’s reserve for medical claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of members and certain member demographic information. The following table provides the health plan reserve balances as of June 30, 2011, 2012 and 2013 and health plan claims and payment information during the years ended June 30, 2011, 2012 and 2013 (in millions).

	Year ended June 30,
	2011	2012	2013
Health plan reserves and settlements, beginning of year	$149.8	$114.9	$74.8
Acquired health plan reserves	—	4.6	1.0
Current year provision for health plan claims	699.0	593.4	579.0
Current year adjustments to prior year health plan claims	(12.7)	(14.5)	(1.7)
Program settlement, capitation and other activity	(32.5)	(110.8)	(105.7)
Claims paid related to current year	(608.2)	(432.9)	(401.5)
Claims paid related to prior years	(80.5)	(79.9)	(73.3)
Health plan reserves and settlements, end of year	$114.9	$74.8	$72.6
The decrease in health plan claim reserves primarily relate to decreases in PHP members as a result of AHCCCS eligibility restrictions put in place beginning October 1, 2011. Health plan claims expense is recognized in the period in which services are provided and includes an estimate of costs incurred but not yet paid. Accrued health plans claims and settlements on our consolidated balance sheet includes (1) an estimate of claims incurred but not yet received or adjudicated and claims adjudicated but not yet paid; (2) estimated unallocated loss adjustment expenses representing an estimate of the administrative costs necessary to resolve outstanding claims; and (3) certain amounts receivable from or payable to AHCCCS or CMS for the settlement of actual claims incurred compared to interim payments received related to member groups for which profitability or the risk of loss is limited. Accrued health plan claims and settlements do not include a reserve for adverse deviation. As of June 30, 2012, net settlements payable to AHCCCS or CMS was $2.4 million. As of June 30, 2013, net settlements receivable from AHCCCS or CMS was $11.0 million.
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
While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the health care cost structure or adverse experience. During the years ended June 30, 2011, 2012 and 2013, approximately $41.3 million, $42.4 million and $40.1 million, respectively, of accrued and paid claims for services provided to our health plan members by our hospitals and our other health care facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our health care facilities by members in our health plans.
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
In addition, financial forecasts used in determining the need for, or amount of, federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter our recoverability analysis and thus have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Effective July 1, 2007, we adopted the relevant guidance for accounting for uncertainty in income taxes. The following table provides a detailed rollforward of our net liability for uncertain tax positions for each of the years ended June 30, 2011, 2012 and 2013 (in millions).

Balance at June 30, 2010	$11.9
Additions based on tax positions related to the current year	0.9
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(0.3)
Settlements	—
Balance at June 30, 2011	13.2
Additions based on tax positions related to the current year	6.1
Additions for tax positions of prior years	3.5
Reductions for tax positions of prior years	(13.1)
Settlements	—
Balance at June 30, 2012	9.7
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	0.9
Reductions for tax positions of prior years	(10.3)
Settlements	—
Balance at June 30, 2013	$0.3
The provisions set forth in accounting for uncertain tax positions allow for the classification of interest on an underpayment of income taxes, when the tax law requires interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the entity. We elected to continue our historical practice of classifying interest and penalties as a component of income tax expense. As of June 30, 2013, $0.3 million total unrecognized tax benefits would impact the effective tax rate if recognized.

Long-Lived Assets and Goodwill

Goodwill and indefinite-lived intangible assets are evaluated annually for impairment during our fourth fiscal quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. The cash flows are projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. The cash flows projected are then used as the basis for projecting cash flows for the remaining years in our model. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing our own assumptions. The cash flows employed in the DCF analysis are based on our most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within the reporting unit. The variables within the discount rate, many of which are outside of our control, provide our best estimate of all assumptions applied within the model.

If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

Our annual impairment analysis did not result in any impairments of our goodwill for the year ended June 30, 2013. The fair value of each of our reporting units exceeded carrying value by approximately 40%, except for the Arizona hospitals reporting unit which exceeded its carrying value by approximately 15%. In order to address the uncertainties in the DCF assumptions we performed sensitivity analyses and noted that given a reasonable range of key variables, the DCF estimates still exceeded the carrying value for our reporting units. Additionally, for the health plan reporting unit, the revenues we derive from PHP could significantly decrease if the cap placed on PHP's new contract with AHCCCS in Maricopa County is not lifted. If AHCCCS does not lift the cap, then our revenues and profitability would be negatively impacted by the reduction in membership. However, given the expected growth in our other health plans along with our efforts to expand PHP membership, the calculated fair value of the health plan reporting unit exceeded the carrying value by more than 100%.

In order for the estimated fair values to decrease below the carrying values for all of our reporting units, we would need to experience a significant decrease in future profitability projections coupled with a significant increase in the weighted average cost of capital, both of which we believe is unlikely to occur during the year ended June 30, 2014. However, as noted in Item 1A. Risk Factors, potential events that could negatively affect our key assumptions include, among others, a continuation of current challenging economic conditions, uncertainty with the Health Reform Law and PHP's contract with AHCCCS. These changes could create additional pricing, volume and reimbursement pressures that are not within our control.

Selected Operating Statistics
The following table sets forth certain operating statistics on a consolidated and same store basis for each of the periods presented. We have excluded two hospitals that were acquired during the year ended June 30, 2012 from the same store statistics for the years ended June 30, 2012 and 2013.

	Year ended June 30,
	2011	2012	2013
CONSOLIDATED: (a)
Number of hospitals at end of period	26	28	28
Number of licensed beds at end of period	6,201	7,064	7,081
Discharges	223,793	285,026	282,607
Adjusted discharges	404,178	518,118	521,752
Average length of stay	4.37	4.40	4.48
Patient days	977,879	1,254,121	1,267,183
Adjusted patient days	1,766,085	2,279,732	2,339,488
Net patient revenue per adjusted discharge	$8,860	$9,637	$9,632
Inpatient surgeries	49,813	67,258	66,231
Outpatient surgeries	98,875	127,402	125,232
Observation cases	48,215	71,858	76,580
Emergency room visits	924,848	1,220,357	1,250,800
Health plan member lives	245,100	234,500	238,500
Health plan claims expense percentage	78.9%	76.4%	78.3%

	Year ended June 30,
	2012	2013
SAME STORE: (a)
Number of hospitals at end of period	26	26
Number of licensed beds at end of period	6,198	6,215
Total revenues (in millions)	$5,590.7	$5,544.1
Net patient service revenues (in millions)	$5,019.2	$5,022.2
Discharges	261,276	254,597
Adjusted discharges	484,619	478,666
Average length of stay	4.36	4.45
Patient days	1,139,338	1,132,244
Adjusted patient days	2,113,264	2,128,725
Net patient revenue per adjusted discharge	$9,640	$9,656
Inpatient surgeries	60,215	58,124
Outpatient surgeries	118,851	114,835
Observation cases	65,640	69,073
Emergency room visits	1,150,393	1,158,607
Health plan member lives	224,200	226,200
Health plan claims expense percentage	76.6%	78.4%
_____________________

(a)	See "Item 6. Selected Financial Data" for defined terms.

Results of Operations
The following table presents summaries of our operating results for each of the years ended June 30, 2011, 2012 and 2013.

	Year ended June 30,
	2011		2012		2013
	(Dollars in millions)
Patient service revenues, net	$3,712.3	81.0%	$5,191.6	87.3%	$5,262.3	87.7%
Premium revenues	869.4	19.0	757.4	12.7	737.1	12.3
Total revenues	4,581.7	100.0	5,949.0	100.0	5,999.4	100.0
Costs and expenses:
Salaries and benefits (includes stock compensation of $4.8, $9.2 and $6.4, respectively)	2,020.4	44.1	2,746.9	46.2	2,740.6	45.7
Health plan claims expense	686.3	15.0	578.9	9.7	577.4	9.6
Supplies	669.9	14.6	911.6	15.3	917.0	15.3
Other operating expenses	798.8	17.4	1,173.3	19.7	1,253.3	20.9
Medicare and Medicaid EHR incentives	(10.1)	(0.2)	(28.2)	(0.5)	(38.0)	(0.6)
Depreciation and amortization	193.8	4.2	258.3	4.3	257.1	4.3
Interest, net	171.2	3.7	182.8	3.1	197.0	3.3
Monitoring fees and expenses	31.3	0.7	—	—	—	—
Acquisition related expenses	12.5	0.3	14.0	0.2	8.1	0.1
Impairment and restructuring charges	6.0	0.1	(0.1)	—	5.2	0.1
Debt extinguishment costs	—	—	38.9	0.7	2.1	—
Loss (gain) on disposal of assets	(0.2)	—	0.6	—	(13.3)	(0.2)
Other	(4.3)	(0.1)	(6.6)	(0.1)	(16.9)	(0.3)
Income from continuing operations before income taxes	6.1	0.1	78.6	1.3	109.8	1.8
Income tax expense	(8.6)	(0.2)	(22.2)	(0.4)	(40.8)	(0.7)
Income (loss) from continuing operations	(2.5)	(0.1)	56.4	0.9	69.0	1.2
Income (loss) from discontinued operations net of taxes	(5.9)	(0.1)	(0.5)	—	0.1	—
Net income (loss)	(8.4)	(0.2)	55.9	0.9	69.1	1.2
Net loss (income) attributable to non-controlling interests	(3.6)	(0.1)	1.4	0.1	(7.2)	0.1
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(12.0)	(0.3)%	$57.3	1.0%	$61.9	1.0%

Year ended June 30, 2013 compared to Year ended June 30, 2012

Acute care services on a consolidated basis. Net patient service revenues increased $70.7 million, or 1.4%, during the current year compared to the prior year.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care adjustments and the provision for doubtful accounts) as a percentage of net patient revenues (prior to these uncompensated care deductions) increased to 21.3% during the current year compared to 19.0% during the prior year. This increase primarily resulted from an increase in self-pay discharges as a percentage of total discharges during the current year and price increases implemented since the prior year.

Discharges decreased 0.8%, while adjusted discharges and emergency room visits increased 0.7% and 2.5%, respectively, during the current year compared to the prior year. Inpatient and outpatient surgeries decreased 1.5% and 1.7%, respectively, during the current year compared to the prior year.

Acute care services on a same store basis. Net patient service revenues increased $3.0 million, or 0.1%, during the current year compared to the prior year. We define same store as those facilities that we owned for the entirety of both 12-month comparative periods. We excluded two hospitals and related health care facilities from our same store analysis.

Our percentage of uncompensated care as a percentage of net patient revenues, as previously defined, increased to 20.0% during the current year compared to 18.0% during the prior year. This increase primarily resulted from an increase in same store self-pay discharges as a percentage of total discharges during the current year and price increases implemented since the prior year.

Discharges and adjusted discharges decreased 2.6% and 1.2%, respectively, while emergency room visits increased 0.7% during the current year compared to the prior year. Inpatient and outpatient surgeries decreased 3.5% and 3.4%, respectively, during the current year compared to the prior year. General economic weakness in the markets we serve continues to impact demand for elective surgical procedures.

Health plan premium revenue. Health plan premium revenues decreased $20.3 million, or 2.7%, during the current year compared to the prior year. PHP’s average membership decreased by 6.0% during the current year compared to the prior year.

Membership in our health plans as of June 30, 2012 and 2013 was as follows:

		Membership
Health Plans	Location	2012	2013
PHP - managed Medicaid	Arizona	188,200	186,800
AAHP - managed Medicare and Dual Eligible	Arizona	3,400	6,300
CHS - capitated outpatient and physician services	Illinois	32,600	30,700
VBIC - health maintenance organization	Texas	10,300	12,300
ProCare - managed Medicaid	Michigan	n/a	2,400
		234,500	238,500
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $5,889.6 million, or 98.2% of total revenues, during the current year compared to $5,870.4 million, or 98.7% of total revenues, during the prior year. Salaries and benefits, health plan claims and supplies represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues decreased to 45.7% during the current year compared to 46.2% for the prior year primarily due to our ongoing efforts to increase operational effectiveness and efficiency by monitoring our staffing levels. On a same store basis, salaries and benefits as a percentage of total revenues was 46.0% during the current year compared to 46.4% for the prior year. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 50.9% during the current year compared to 51.6% during the prior year. As of June 30, 2013, we had approximately 39,500 full-time and part-time employees compared to approximately 40,900 as of June 30, 2012. On a same store basis, including corporate and regional employees, the number of full-time and part-time employees decreased approximately 3.6% compared to the prior year.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues was 78.3% during the current year compared to 76.4% during the prior year. As enrollment increases, this ratio becomes increasingly sensitive to the mix of members, including covered groups based upon age and gender and county of residence. The increase during the current year related primarily to PHP provider rate increases for certain services, most of which were implemented effective April 1, 2013, and changes in actuarial assumptions related to the acuity of certain member groups. Regulators also implemented limits on profitability for certain member groups during the prior contract year, the impact of which was fully recognized during the current year. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $40.1 million, or 6.5% of gross health plan claims expense, were eliminated in consolidation during the current year compared to $42.4 million, or 6.8% of gross health plan claims expense, during the prior year.

•
Supplies. Supplies as a percentage of acute care services segment revenues was 17.3% during the current year compared to 17.4% during the prior year. This ratio was positively impacted by the continued reduction in same store surgeries between the current and prior years. We expect that our transition to a single group purchasing organization effective January 1, 2013 will reduce supplies costs in future periods. However, supplies costs may be pressured in future periods due to our growth strategies that include expansion of higher acuity services and due to inflationary pressures.

Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 20.9% during the current year compared to 19.7% during the prior year primarily as a result of an increase in medical specialist fees associated with payments under Bexar County, Texas UPL and community benefit programs and an increase in management fees associated with our outsourced physician services management program that began in July 2012. These increases were partially offset by positive development of malpractice losses experienced during the current year.
Other. Depreciation and amortization decreased by $1.2 million, or 0.5%, year over year as a result of timing of when certain of our capital improvement and expansion initiatives were placed into service. Net interest increased by $14.2 million, or 7.8%, year over year as a result of the issuance of the additional 7.75% Senior Notes in March 2012 and additional term loan borrowings in March 2013. We incurred $8.1 million of acquisition-related expenses during the current year and $14.0 million of acquisition-related expenses during the prior year. Approximately $7.8 million of the current year costs relate to the Tenet Merger. During the current year, we recognized a net gain of $13.3 million on asset dispositions substantially all of which related to our sale of a portion of our laboratory business in Chicago in June 2013 compared to a net loss on asset dispositions of $0.6 million during the prior year. During the current year, we also incurred $5.2 million in severance costs related to a restructuring in the Michigan market.
Medicare and Medicaid EHR incentives. During the current year, we recognized $38.0 million of Medicare and Medicaid EHR incentives compared to $28.2 million during the prior year.
Income taxes. Our effective tax rate was approximately 37.1% during the current year. Our effective income tax rate was approximately 28.2% during the prior year. The prior year rate was lower due to a combination of changes to state tax laws in Michigan and adjustments to state deferred tax asset valuation allowances on loss carryforwards in other states during the fourth quarter of fiscal 2012 combined with a reduction in the reserve for uncertain tax positions related to success-based transaction costs during the third quarter of fiscal 2012.
Net income attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $61.9 million ($0.75 per diluted share) during the year ended June 30, 2013 compared to $57.3 million ($0.71 per diluted share) during the year ended June 30, 2012.

Year ended June 30, 2012 compared to Year ended June 30, 2011

Acute care services on a consolidated basis. Net patient service revenues increased $1,479.3 million, or 39.8%, during the year ended June 30, 2012 compared to 2011. The significant increase in net patient service revenues is primarily the result of acquisitions, including DMC on January 1, 2011 and Valley Baptist on September 1, 2011, in addition to updates to Medicare reimbursement estimates related to rural floor settlement and SSI ratio updates.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care adjustments and the provision for doubtful accounts) as a percentage of net patient revenues (prior to these uncompensated care deductions) was 19.0% during the year ended June 30, 2012 compared to 16.4% during 2011.

Discharges, adjusted discharges and emergency room visits increased 27.4%, 28.2% and 32.0%, respectively, during the year ended June 30, 2012 compared to 2011. Inpatient and outpatient surgeries increased 35.0% and 28.9%, respectively, during the year ended June 30, 2012 compared to 2011.
Health plan premium revenue. Health plan premium revenues decreased $112.0 million, or 12.9%, during the year ended June 30, 2012 compared to 2011. PHP’s average membership decreased by 2.4% during the year ended June 30, 2012 compared to 2011. Additionally, revenues were lower during the current year as a result of two 5% reimbursement rate reductions implemented by AHCCCS in April 2011 and November 2011 (retroactive to October 1, 2011), and limitations to health plan profitability for member groups not previously subject to settlement.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $5,870.4 million, or 98.7% of total revenues during the year ended June 30, 2012, compared to $4,575.6 million, or 99.9% of total revenues, during 2011. Many year over year comparisons of individual cost and expense items as a percentage of total revenues, with the exception of health plan related premium revenues and claims expense, were significantly impacted by the acquisitions during the year ended June 30, 2011, as previously discussed. Salaries and benefits, health plan claims and supplies represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues was 46.2% during the year ended June 30, 2012 compared to 44.1% for 2011. The increase during the year ended June 30, 2012 was primarily due to the decrease in health plan premium revenues for which salaries and benefits are not as significant as for the acute care services. As of June 30, 2012, we had approximately 40,900 full-time and part-time employees compared to approximately 38,600 as of June 30, 2011.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues was 76.4% during the year ended June 30, 2012 compared to 78.9% during the prior year. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $42.4 million, or 6.8% of gross health plan claims expense, were eliminated in consolidation during the year ended June 30, 2012 compared to $41.3 million, or 5.7% of gross health plan claims expense, during 2011.

•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 17.4% during the year ended June 30, 2012 compared to 17.8% during 2011.
Other operating expenses. Other operating expenses as a percentage of total revenues increased to 19.7% during the year ended June 30, 2012 compared to 17.4% during 2011 primarily as a result of increased purchased services related to acquisitions during the years ended June 30, 2011 and 2012.
Other. Depreciation and amortization increased by $64.5 million, or 33.3%, year over year as a result of our capital improvement and expansion initiatives and the DMC and Valley Baptist acquisitions. Net interest increased by $11.6 million, or 6.8%, year over year as a result of the issuance of the additional 7.75% Senior Notes in March 2012 and the full year impact of our note offerings in January 2011 and July 2011. We incurred $14.0 million of acquisition-related expenses during the year ended June 30, 2012 compared to $12.5 million of acquisition-related expenses during 2011. We also incurred $5.1 million of restructuring charges during 2011 related to the elimination of approximately 40 positions for the realignment of certain corporate services. The 2011 results were negatively impacted by $31.3 million in monitoring fees and expenses that include the termination of a transaction and monitoring agreement with our equity sponsors.

Income taxes. Our effective tax rate was approximately 28.2% during the year ended June 30, 2012 compared to 141.0% during 2011. The effective rate was higher during 2011 due to the non-deductibility of certain components of monitoring fees and expenses and an increase in the valuation allowance associated with state net operating loss carryforwards.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $57.3 million ($0.71 per diluted share) during the year ended June 30, 2012 compared to a net loss of $12.0 million ($0.26 loss per share) during the year ended June 30, 2011. The year over year change was positively impacted by the $22.3 million of updates to SSI and Rural Floor reimbursement estimates recognized during the third quarter of fiscal 2012.

Liquidity and Capital Resources
Operating Activities
As of June 30, 2013 we had working capital of $644.2 million, including cash and cash equivalents of $624.0 million, compared to $594.3 million, including cash and cash equivalents of $455.5 million, as of June 30, 2012. Cash flows from operating activities were $300.8 million during the year ended June 30, 2013 compared to $113.6 million during the year ended June 30, 2012. Net operating assets and liabilities, excluding the impact of acquisitions, negatively impacted operating cash flows by $64.8 million during the year ended June 30, 2013 compared to a negative impact of $292.8 million during year ended June 30, 2012. Cash flows from operations during the year ended June 30, 2013 were impacted by the following payments, receipts and other working capital changes:

•	interest and income tax payments of $206.3 million during the year ended June 30, 2013, which was $39.4 million higher than these payments during the prior year;

•	employer contributions of $32.3 million to the DMC defined benefit pension plan during the year ended June 30, 2013, which was $6.9 million higher than these contributions during the prior year;

•	improved cash collections on our patient accounts receivable as demonstrated by the reduction in net days in accounts receivable from 50 days at June 30, 2012 to 46 days at June 30, 2013;

•	the timing of payments on accounts payable and certain accrued expenses, including incentive compensation based upon achieving our financial performance goals for the year ended June 30, 2013;

•	the receipt of certain settlement receivables from the federal government, net of payments made to third parties utilizing most of these proceeds; and

•	the timing of certain governmental supplemental payments.
Investing Activities
Cash flows used in investing activities decreased from $513.2 million during the year ended June 30, 2012 to $406.1 million during the year ended June 30, 2013, primarily as a result of less cash paid for acquisitions. Capital expenditures increased 43.4% to $420.5 million during the year ended June 30, 2013 compared to the prior year due to increased spending related to the DMC specified project commitments, the construction of a new hospital in New Braunfels, Texas, and other expansion projects.
Financing Activities
Cash flows provided by financing activities increased by $355.3 million during the year ended June 30, 2013 compared to the prior year. During the year ended June 30, 2012, we redeemed approximately $450.0 million of the Senior Discount Notes using proceeds from our initial public offering, including the exercise of the underwriters’ over-allotment option. During the year ended June 30, 2012, we recorded debt extinguishment costs of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed Senior Discount Notes. On March 14, 2013, we amended (the "Amendment") our Credit Agreement, dated January 29, 2010, and borrowed an additional $300.0 million in term loans with a reduced interest rate for the entire term loan facility. Approximately $11.2 million of the $300.0 million in additional proceeds as a result of the Amendment were used to redeem the remaining outstanding Senior Discount Notes and to pay the associated fees related to the Amendment. The remaining proceeds will be used to finance other general operating and investing activities.
As of June 30, 2013, our outstanding debt was $2,996.2 million, and we had $327.2 million of remaining borrowing capacity under our revolving credit facility, net of letters of credit outstanding.
Debt Covenants
Our senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Notes and the 7.750% Senior Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a health care joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes and the 7.750% Senior Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the senior secured credit agreement includes a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The following table sets forth the interest coverage and leverage covenant tests as of June 30, 2013.

	Debt Covenant Ratio		Actual Ratio
Interest coverage ratio requirement	2.10	x	3.14	x
Total leverage ratio limit	5.50	x	3.63	x
Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include, among others, a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants could result in an immediate call of the outstanding principal amount under our senior secured credit agreement or the necessity of lender waivers with more onerous terms, including adverse pricing or repayment provisions or more restrictive covenants. A default under our senior secured credit agreement would also result in a default under the indenture governing our 8.0% Notes and the indenture governing the 7.750% Senior Notes.
Capital Resources
Our commitments to fund multiple construction projects and the routine expenditures necessary to operate our hospitals is significant. Under the terms of the DMC acquisition agreement, we committed to spend $500.0 million for specified capital projects and $350.0 million for routine capital projects for a five-year period subsequent to the acquisition. This commitment includes a requirement to spend at least $80.0 million on specified expansion projects during each calendar year as part of the $500.0 million total commitment for specified capital projects. As of June 30, 2013, we had spent $31.5 million toward calendar year 2013 specified capital projects commitment. From the date of acquisition through June 30, 2013, we had spent $321.0 million of the total $850.0 million DMC capital commitment, including $191.5 million related to the specific project list. As of June 30, 2013, we estimate our remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $70.4 million.
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
These potential cash outflows could limit our ability to fund our other operating needs, including acquisitions or other growth opportunities. We had $624.0 million of cash and cash equivalents as of June 30, 2013. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We believe that we invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents, deposits and investments are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

As of June 30, 2013, we held $59.1 million in total available-for-sale investments in securities held by our wholly-owned captive insurance subsidiary. We may not be able to utilize these investments to fund our operating or capital expenditure funding needs due to statutory limitations placed on this captive insurance subsidiary.
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

Obligations and Commitments
The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of June 30, 2013.

	Payments due by period
	Within 1 year	During Years 2-3	During Years 4-5	After 5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$218.6	$1,489.8	$1,482.9	$865.5	$4,056.8
Operating leases (2)	47.5	69.1	41.1	40.2	197.9
Purchase obligations (2)	119.5	—	—	—	119.5
Defined benefit pension plan funding (3)	1.1	5.0	—	—	6.1
Health plan claims and settlements payable (4)	72.6	—	—	—	72.6
Estimated self-insurance liabilities (5)	97.6	138.1	80.5	74.4	390.6
Construction and capital improvements (6)	273.7	275.7	50.0	—	599.4
Subtotal	$830.6	$1,977.7	$1,654.5	$980.1	$5,442.9

Other Commitments:
Guarantees of surety bonds (7)	$55.5	$—	$—	$—	$55.5
Letters of credit (8)	21.7	16.1	—	—	37.8
Physician commitments (9)	5.7	—	—	—	5.7
Estimated liability for uncertain tax positions (10)	0.3	—	—	—	0.3
Valley Baptist redeemable non-controlling interest (11)	—	61.8	—	—	61.8
Subtotal	$83.2	$77.9	$—	$—	$161.1

Total obligations and commitments	$913.8	$2,055.6	$1,654.5	$980.1	$5,604.0
_____________________

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at June 30, 2013 assumes an average interest rate of 8.0%.

(2)	These obligations are not reflected in our consolidated balance sheets.

(3)
This obligation represents our estimated minimum required funding for the DMC Pension Plan trust in our 2014 and 2015 fiscal years. Because the future cash outflows are uncertain and subject to change, the timing and amounts of payments to the trust beyond 12 months are not included as of June 30, 2013. For additional information about the DMC Pension Plan and expected future benefit payments from the trust, see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Represents health claims incurred by members of PHP, AAHP, CHS, ProCare and VBIC, including both reported claims and estimates for incurred but not reported claims, and net amounts payable for program settlements to AHCCCS and CMS for certain programs for which profitability is limited. Accrued health plan claims and settlements are separately stated on our consolidated balance sheets.

(5)	Includes the current and long-term portions of our professional and general liability, workers compensation and employee health reserves.

(6)
Represents our estimate of amounts we are committed to fund in future periods pursuant to executed agreements to complete projects included as property, plant and equipment on our consolidated balance sheets. The construction and capital improvements obligations include the following capital commitments under the executed DMC purchase agreement (as previously discussed) as of June 30, 2013: $204.0 million committed within one year; $275.0 million committed within two to three years; and $50.0 million committed in the fourth year and beyond.

(7)	Represents primarily performance bonds we have purchased related to health claims liabilities of PHP and other requirements for our Michigan Pioneer ACO.

(8)	Includes amounts outstanding as of July 2013 primarily for letters of credit with the third party administrator of our self-insured workers compensation program.

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
We had standby letters of credit outstanding of $37.8 million as of June 30, 2013, which primarily relate to security for the payment of claims as required by various insurance programs.
In connection with the closing of the DMC transaction, we placed into escrow for the benefit of DMC a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the original principal amount of $500.0 million to collateralize our $500.0 million specified project capital commitment. The principal amount of the promissory note is reduced automatically as we expend capital or escrow cash related to this capital commitment. Through June 30, 2013, the principal amount of this promissory note had been reduced by $191.5 million.

Effects of Inflation and Changing Prices
Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for acute hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. We believe that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and competitive pressures, our ability to maintain operating margins through price increases to non-Medicare patients is limited. These factors combined with normal inflation related to wages, costs of supplies and other operating expenses may result in decreased margins in future periods.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk related to changes in the values of our securities. As of June 30, 2012 and 2013, we held $51.8 million and $59.1 million, respectively, in total available-for-sale investments in debt and equity securities that are carried at fair value, with changes in unrealized gains and losses recorded in other comprehensive income. See Note 4 to our Consolidated Financial Statements for more detailed information. At June 30, 2013, we had a net unrealized gain of $5.4 million related to these investments in securities. We are also exposed to potential market risk related to market illiquidity for our investment in securities. For example, if one of our insurance subsidiaries requires cash beyond its usual requirements and we are unable to readily access the customary capital markets, we may have difficulty selling our investments in a timely manner or be forced to sell them at prices that are less than what we might have been able to obtain in an active market.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 30, 2012 and 2013, we had in place $1,163.8 million and $1,457.9 million, respectively, of senior credit facilities, of which our term loans and borrowings under our revolving credit facility bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate. To mitigate the impact of fluctuations in interest rates, a significant portion of our debt portfolio has fixed interest rates.
Our senior secured credit facilities included $798.8 million and $1,092.9 million, respectively, in term loans maturing in January 2016 as of June 30, 2012 and 2013. We have a $365.0 million revolving credit facility maturing in January 2015, of which $37.8 million of such capacity was utilized by outstanding letters of credit as of June 30, 2013. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 1.0% change in the variable interest rate under our term loan facility would result in a change in annual net interest of approximately $10.9 million.

We have interest rate and equity market risk with respect to our defined benefit pension plan. Changes in interest rates impact our liabilities associated with this pension plan as well as the amount of defined benefit pension expense recognized. Declines in the value of pension plan assets could diminish the funded status of our pension plan and potentially increase our requirement to make contributions to the plan. Substantial investment losses on plan assets may also increase defined benefit pension expense in the years following the losses.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Vanguard Health Systems, Inc.
We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.
    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vanguard Health Systems, Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 19, 2013 expressed an unqualified opinion thereon.
/s/ Ernst &Young LLP
Nashville, Tennessee
August 19, 2013

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2013
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$455.5	$624.0
Restricted cash	2.4	6.5
Accounts receivable, net of allowance for doubtful accounts of $366.5 and $408.1, respectively	702.1	636.7
Inventories	97.0	101.7
Deferred tax assets	89.6	67.7
Prepaid expenses and other current assets	236.4	205.2
Total current assets	1,583.0	1,641.8
Property, plant and equipment, net of accumulated depreciation	2,110.1	2,325.0
Goodwill	768.4	789.9
Intangible assets, net of accumulated amortization	89.0	80.6
Deferred tax assets, noncurrent	71.2	46.6
Investments in securities	51.8	59.1
Escrowed cash for capital commitments	20.3	—
Other assets	94.3	99.6
Total assets	$4,788.1	$5,042.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$383.6	$394.9
Accrued salaries and benefits	226.0	211.7
Accrued health plan claims and settlements	74.8	72.6
Accrued interest	73.2	73.6
Other accrued expenses and current liabilities	219.9	227.9
Current maturities of long-term debt	11.2	16.9
Total current liabilities	988.7	997.6
Professional and general liability and workers compensation reserves	304.8	293.0
Unfunded pension liability	269.9	187.7
Other liabilities	174.7	117.2
Long-term debt, less current maturities	2,695.4	2,979.3
Commitments and contingencies
Redeemable non-controlling interests	53.1	61.8
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $0.01 par value; 500,000,000 shares authorized; 75,474,000 and 77,900,000 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	403.3	399.0
Accumulated other comprehensive loss	(48.4)	(8.1)
Retained earnings (deficit)	(60.6)	1.3
Total Vanguard Health Systems, Inc. stockholders’ equity	295.1	393.0
Non-controlling interests	6.4	13.0
Total equity	301.5	406.0
Total liabilities and equity	$4,788.1	$5,042.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2011	2012	2013
	(In millions, except share and per share amounts)
Patient service revenues	$4,014.6	$5,731.0	$5,929.6
Less: Provision for doubtful accounts	(302.3)	(539.4)	(667.3)
Patient service revenues, net	3,712.3	5,191.6	5,262.3
Premium revenues	869.4	757.4	737.1
Total revenues	4,581.7	5,949.0	5,999.4

Salaries and benefits (includes stock compensation of $4.8, $9.2 and $6.4, respectively)	2,020.4	2,746.9	2,740.6
Health plan claims expense	686.3	578.9	577.4
Supplies	669.9	911.6	917.0
Purchased services	360.9	547.3	611.8
Rents and leases	54.1	75.0	76.2
Other operating expenses	383.8	551.0	565.3
Medicare and Medicaid EHR incentives	(10.1)	(28.2)	(38.0)
Depreciation and amortization	193.8	258.3	257.1
Interest, net	171.2	182.8	197.0
Monitoring fees and expenses	31.3	—	—
Acquisition related expenses	12.5	14.0	8.1
Impairment and restructuring charges	6.0	(0.1)	5.2
Debt extinguishment costs	—	38.9	2.1
Loss (gain) on disposal of assets	(0.2)	0.6	(13.3)
Other	(4.3)	(6.6)	(16.9)
Income from continuing operations before income taxes	6.1	78.6	109.8
Income tax expense	(8.6)	(22.2)	(40.8)
Income (loss) from continuing operations	(2.5)	56.4	69.0
Income (loss) from discontinued operations, net of taxes	(5.9)	(0.5)	0.1
Net income (loss)	(8.4)	55.9	69.1
Net loss (income) attributable to non-controlling interests	(3.6)	1.4	(7.2)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(12.0)	$57.3	$61.9

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$(6.1)	$57.8	$61.8
Income (loss) from discontinued operations, net of taxes	(5.9)	(0.5)	0.1
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(12.0)	$57.3	$61.9

Earnings (loss) per share attributable to Vanguard Health Systems, Inc. stockholders:
Basic
Continuing operations	$(0.13)	$0.76	$0.78
Discontinued operations	(0.13)	(0.01)	—
	$(0.26)	$0.75	$0.78
Diluted
Continuing operations	$(0.13)	$0.72	$0.75
Discontinued operations	(0.13)	(0.01)	—
	$(0.26)	$0.71	$0.75
Weighted average shares (in thousands):
Basic	45,329	75,255	77,146
Diluted	45,329	78,873	79,679

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended June 30,
	2011	2012	2013
	(In millions)
Net income (loss)	$(8.4)	$55.9	$69.1
Other comprehensive income (loss):
Change in unrealized holding gains on investments in securities	4.5	0.2	4.7
Change in unfunded pension liability	31.8	(112.4)	61.7
Change in value of other post retirement benefit plans	0.9	—	(0.9)
Other comprehensive income (loss) before taxes	37.2	(112.2)	65.5
Change in income tax (expense) benefit	(14.1)	43.2	(25.2)
Other comprehensive income (loss), net of taxes	23.1	(69.0)	40.3
Comprehensive income (loss)	14.7	(13.1)	109.4
Net loss (income) attributable to non-controlling interests	(3.6)	1.4	(7.2)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$11.1	$(11.7)	$102.2

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Vanguard Health Systems, Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings(Deficit)	Non-Controlling Interests	Total Equity
	Shares	Amount
	(In millions, except share amounts)

Balance at June 30, 2010	44,635,000	$0.4	$354.5	$(2.5)	$(105.9)	$8.1	$254.6
Net income (loss)	—	—	—	—	(12.0)	3.6	(8.4)
Stock compensation (non-cash)	—	—	4.8	—	—	—	4.8
Dividends to equity holders and related equity payments, net of taxes	—	—	(446.4)	—	—	—	(446.4)
Issuance of common stock	25,000,000	0.3	417.3	—	—	—	417.6
Holdings Merger shares, net	1,720,000	—	—	—	—	—	—
Common stock issued for stock-based awards exercised	127,000	—	0.3	—	—	—	0.3
Distributions paid to non-controlling interests and other, net	—	—	—	—	—	(3.6)	(3.6)
Other comprehensive income, net of taxes	—	—	—	23.1	—	—	23.1
Balance at June 30, 2011	71,482,000	0.7	330.5	20.6	(117.9)	8.1	242.0
Net income (loss)	—	—	—	—	57.3	(1.4)	55.9
Stock compensation (non-cash)	—	—	9.2	—	—	—	9.2
Dividends to equity holders and related equity payments, net of taxes	—	—	(0.7)	—	—	—	(0.7)
Issuance of common stock	3,750,000	0.1	66.0	—	—	—	66.1
Common stock issued for stock-based awards exercised	242,000	—	0.2	—	—	—	0.2
Acquired non-controlling interests	—	—	—	—	—	2.0	2.0
Distributions paid to non-controlling interests and other, net	—	—	—	—	—	(2.3)	(2.3)
Accretion of redeemable non-controlling interests	—	—	(1.9)	—	—	—	(1.9)
Other comprehensive loss, net of taxes	—	—	—	(69.0)	—	—	(69.0)
Balance at June 30, 2012	75,474,000	0.8	403.3	(48.4)	(60.6)	6.4	301.5
Net income	—	—	—	—	61.9	7.2	69.1
Stock compensation (non-cash)	—	—	6.4	—	—	—	6.4
Dividends to equity holders and related equity payments, net of taxes	—	—	(1.2)	—	—	—	(1.2)
Common stock issued for stock-based awards exercised	2,426,000	—	1.7	—	—	—	1.7
Exercise of call option for non-controlling interests	—	—	(2.5)	—	—	—	(2.5)
Distributions paid to non-controlling interests and other, net	—	—	—	—	—	(0.6)	(0.6)
Accretion of redeemable non-controlling interests	—	—	(8.7)	—	—	—	(8.7)
Other comprehensive income, net of taxes	—	—	—	40.3	—	—	40.3
Balance at June 30, 2013	77,900,000	$0.8	$399.0	$(8.1)	$1.3	$13.0	$406.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2011	2012	2013
	(In millions)
Operating activities:
Net income (loss)	$(8.4)	$55.9	$69.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	5.9	0.5	(0.1)
Depreciation and amortization	193.8	258.3	257.1
Amortization of loan costs	6.3	6.9	9.2
Accretion of principal on notes	23.1	7.3	4.0
Acquisition related expenses	12.5	14.0	8.1
Stock compensation	4.8	9.2	6.4
Deferred income taxes	3.1	15.5	22.5
Loss (gain) on disposal of assets	(0.2)	0.6	(13.3)
Debt extinguishment costs	—	38.9	2.1
Other	(0.4)	(0.2)	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	(82.2)	(177.7)	65.9
Inventories	(1.3)	(5.9)	(4.8)
Prepaid expenses and other current assets	56.5	(79.4)	60.4
Accounts payable	30.4	46.4	10.6
Accrued expenses and other liabilities	38.6	(76.2)	(196.9)
Net cash provided by operating activities — continuing operations	282.5	114.1	300.7
Net cash provided by (used in) operating activities — discontinued operations	(5.9)	(0.5)	0.1
Net cash provided by operating activities	276.6	113.6	300.8

Investing activities:
Acquisitions and related expenses, net of cash acquired	(464.9)	(212.9)	(15.4)
Capital expenditures	(206.5)	(293.3)	(420.5)
Proceeds from asset disposal	1.6	2.8	17.1
Proceeds from sale of investments in securities	252.7	85.3	76.2
Purchases of investments in securities	(123.7)	(73.5)	(79.1)
Net reimbursements from (deposits to) restricted cash and escrow fund	—	(20.5)	17.0
Other investing activities	(4.1)	(1.1)	(1.4)
Net cash used in investing activities	(544.9)	(513.2)	(406.1)

Financing activities:
Payments of long-term debt and capital lease obligations	(10.6)	(553.1)	(22.0)
Proceeds from debt borrowings	1,011.2	452.2	300.0
Dividends to equity holders	(447.2)	—	—
Payments of debt issuance costs	(25.9)	(10.5)	(2.8)
Proceeds from issuance of common stock	450.0	67.5	—
Payments of IPO related costs	(26.9)	(6.9)	—
Payments of tender premiums on note redemption	—	(27.6)	(0.5)
Other financing activities	(3.3)	(3.1)	(0.9)
Net cash provided by (used in) financing activities	947.3	(81.5)	273.8
Net increase (decrease) in cash and cash equivalents	679.0	(481.1)	168.5
Cash and cash equivalents, beginning of year	257.6	936.6	455.5
Cash and cash equivalents, end of year	$936.6	$455.5	$624.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental cash flow information:
Net cash paid for interest	$126.5	$162.4	$184.1
Net cash paid for income taxes	$6.0	$4.5	$22.2

Supplemental noncash activities:
Capitalized interest	$5.6	$3.4	$10.5
Change in fair value of investments in securities, net of taxes	$2.8	$0.1	$3.0
Change in funded status of pension plan, net of taxes	$20.3	$(68.9)	$21.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

1. BUSINESS AND BASIS OF PRESENTATION

Reporting Entity
Vanguard Health Systems, Inc. (the “Company”) is an investor-owned health care company whose subsidiaries and affiliates own and operate hospitals and related health care businesses in urban and suburban areas. The Company's common stock is traded on the New York Stock Exchange (symbol "VHS"). As of June 30, 2013, the Company’s subsidiaries and affiliates owned and operated 28 acute care hospitals with 7,081 licensed beds and related outpatient service locations complementary to the hospitals providing health care services in San Antonio, Harlingen and Brownsville, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. The Company also owns managed health plans in Chicago, Illinois; Detroit, Michigan; Harlingen, Texas; and Phoenix, Arizona, and two surgery centers in Orange County, California.
Recent Developments

On June 24, 2013, the Company announced that it has entered into a merger agreement with Tenet Healthcare Corporation (“Tenet”). Pursuant to the merger agreement, each of the Company's common shares will be converted into the right to receive $21.00 per common share in cash and Tenet will assume the Company's net debt. The Company will become a wholly-owned subsidiary of Tenet and the Company's shares will cease to be traded on the New York Stock Exchange. The merger is subject to customary regulatory approvals and specific obligations that are required by parties to become effective. During the year ended June 30, 2013, the Company recorded $7.8 million of transaction costs related to the merger that is included in acquisition related expenses on the accompanying consolidated statements of operations. The transaction is expected to close early in the Company's second quarter of fiscal 2014.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of subsidiaries and affiliates controlled by the Company. The Company generally defines control as the ownership of the majority of an entity’s voting interests. The Company also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. The share and earnings per share information included in the accompanying consolidated financial statements and included in Note 10 reflect the impact of the stock split that the Company effectuated in connection with the initial public offering of its common stock in June 2011. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain corporate office costs of the Company, which approximated $73.1 million, $67.8 million and $62.4 million for the years ended June 30, 2011, 2012 and 2013, respectively.

Reclassifications

Certain balances in the accompanying consolidated financial statements and these notes have been adjusted to conform to the June 30, 2013 presentations.
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
In 2011, the Company adopted Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues.
The Company's revenues from third-party payers, the uninsured and other sources are summarized in the following table (dollars in millions).

	June 30, 2011		June 30, 2012		June 30, 2013
Medicare	$994.0	26.8%	$1,411.6	27.2%	$1,403.4	26.7%
Medicaid	461.9	12.4	720.6	13.9	708.7	13.5
Managed Medicare	458.6	12.4	538.9	10.4	594.7	11.3
Managed Medicaid	366.7	9.9	492.9	9.5	542.6	10.3
Managed care	1,295.3	34.9	1,794.4	34.6	1,753.7	33.3
Commercial	35.5	1.0	68.8	1.3	83.8	1.6
	3,612.0	97.3	5,027.2	96.8	5,086.9	96.7
Uninsured	271.2	7.3	505.3	9.7	605.9	11.5
Other	131.4	3.5	198.5	3.8	236.8	4.5
Patient service revenues before provision for doubtful accounts	4,014.6	108.1	5,731.0	110.4	5,929.6	112.7
Provision for doubtful accounts	(302.3)	(8.1)	(539.4)	(10.4)	(667.3)	(12.7)
Patient service revenues, net	$3,712.3	100.0%	$5,191.6	100.0%	$5,262.3	100.0%
The Company recognizes patient service revenues during the period the health care services are provided based upon estimated amounts due from payers. The Company estimates contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of its patient service revenues, the Company applies contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases the Company records an estimated allowance until payment is received. The Company derives most of its patient service revenues from health care services provided to patients with Medicare and related managed Medicare plans or managed care insurance coverage. Medicare, which represented approximately 27% of the Company’s net patient service revenues during each of its years ended June 30, 2011, 2012 and 2013, was the only individual payer for which the Company derived more than 10% of its net patient service revenues during those periods.
Services provided to Medicare and related managed Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state.
Medicare regulations and the Company’s principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in its health care facilities. To obtain reimbursement for certain services under the Medicare program, the Company must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. The Company estimates amounts owed to or receivable from the Medicare program using the best information available and its interpretation of the applicable Medicare regulations. The Company includes differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made.
Net adjustments for final third party settlements increased patient service revenues and income from continuing operations by $7.3 million ($4.5 million net of taxes or $0.10 per diluted share), $6.7 million ($4.1 million net of taxes or $0.05 per diluted share) and $2.5 million ($1.5 million net of taxes or $0.02 per diluted share) during the years ended June 30, 2011, 2012 and 2013, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management. Management believes that future adjustments to its current third party settlement estimates will not significantly impact the Company’s results of operations or financial position. Estimates for reserves related to cost report settlements were approximately $79.2 million and $63.4 million as of June 30, 2012 and 2013, respectively, and are included in other liabilities on the accompanying consolidated balance sheets. Estimates for amounts due from third party payers were $63.0 million and $62.2 million as of June 30, 2012 and 2013, respectively, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2007.
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

The related litigation was settled in April 2012. As a result of the settlement, the Company received additional Medicare payments of approximately $40.6 million in May and June 2012. This amount was recorded as additional revenues during the year ended June 30, 2012. Estimated direct related expenses of approximately $7.8 million were recorded for the year ended June 30, 2012. Net income attributable to Vanguard Health Systems, Inc. stockholders was positively impacted from the rural floor provision by $21.7 million ($0.28 per diluted share) for the year ended June 30, 2012.

Supplemental Security Income Payment Calculations

During March 2012, the Centers for Medicare and Medicaid Services ("CMS") issued new Supplemental Security Income ("SSI") ratios used for calculating Medicare Disproportionate Share Hospital ("DSH") reimbursement for federal fiscal years ("FFYs") ending September 30, 2006 through September 30, 2009. As a result of these new SSI ratios, U.S. hospitals must recalculate their Medicare DSH reimbursement for the affected years and record adjustments for any differences in estimated reimbursement as a part of their annual cost report settlement process. Historically, CMS issued each hospital its SSI ratio annually, several months after the end of each fiscal year. However, CMS delayed issuing final SSI ratios for years after FFY 2005 likely due to a court case challenging the government's computation of SSI ratios. This challenge, which began in 2006, was resolved in the U.S. Circuit Court of Appeals during 2012.

Pending CMS's issuance of new SSI ratios for FFY 2006 forward, the Company had utilized the SSI ratios that were most recently provided by CMS in filing its hospital cost reports. The cumulative impact of this updated Medicare reimbursement estimate was an increase in revenues of approximately $9.1 million and an increase to net income attributable to Vanguard Health Systems, Inc. stockholders of $5.3 million ($0.07 per diluted share) for the year ended June 30, 2012. CMS issued further SSI updates for FFY 2011 during June 2013. This update did not have a significant impact on the Company's operating results for the year ended June 30, 2013.

Upper Payment Limit and Provider Tax Assessment Programs
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
During the third quarter of fiscal 2009, the federal government approved federal matching funds for the Illinois Provider Tax Assessment (“PTA”) program. The PTA program enables the State of Illinois to increase funding for its state Medicaid plan. Hospitals providing services to Medicaid enrollees receive funds directly from the state. Hospital providers, with certain exceptions, are then assessed a provider tax, which is payable to the state, and may or may not exceed funds received from the state. The Company participates in a similar program with the State of Michigan through its DMC hospitals and with the city of Phoenix for three of its hospitals in Arizona. The Company recognizes revenues equal to the gross PTA payments to be received when such payments are assured. The Company recognizes expenses for the taxes due back to the states under these PTA programs when the related revenues are recognized.
Uninsured Discounts
Effective for service dates on or after April 1, 2009, as a result of a state mandate, the Company implemented an uninsured discount policy for those patients receiving services in its Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under its guidelines. The Company implemented this same policy in its Phoenix and San Antonio hospitals effective for service dates on or after July 1, 2009 and in its Harlingen and Brownsville, Texas hospitals upon acquisition of those facilities. Under this policy, the Company applies an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and includes this discount as a reduction to patient service revenues. These discounts were approximately $277.2 million, $451.4 million and $545.0 million for the years ended June 30, 2011, 2012 and 2013, respectively.
Premium Revenues
The Company had premium revenues from its health plans of $869.4 million, $757.4 million and $737.1 million during the years ended 2011, 2012 and 2013, respectively. The Company’s health plans, Phoenix Health Plan (“PHP”), Abrazo Advantage Health Plan (“AAHP”), Chicago Health Systems (“CHS”), ProCare Health Plan ("ProCare") and Valley Baptist Insurance Company ("VBIC"), have agreements with governmental agencies, including the Arizona Health Care Cost Containment System (“AHCCCS”) and CMS, and various health maintenance organizations (“HMOs”) and employers, to contract to provide medical services to subscribing participants. Under these agreements, CHS and VBIC receive monthly payments based on the number of participants in their health plan and PHP, AAHP and ProCare receive monthly payments based on the number and coverage type of their members. The Company’s health plans recognize the payments as revenues in the month in which members are entitled to health care services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future health care costs or else repaid to CMS. Premium revenues are recognized net of amounts recorded for minimum loss ratio ("MLR") rebates payable, as prescribed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”). MLR rebates are calculated in accordance with regulations issued by the U.S. Department of Health and Human Services ("HHS"). Most of the Company's health plans are managed Medicaid or managed Medicare health plans, which are currently not subject to these MLR rebate requirements. The Company's premium revenues were reduced by approximately $2.0 million and $0.6 million for MLR rebates during the years ended June 30, 2012 and 2013, respectively, and the Company's MLR rebate liability was approximately $3.9 million and $0.6 million as of June 30, 2012 and 2013, respectively.
Charity Care
The Company does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by HHS). The Company deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. The Company also generally provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2011, 2012 and 2013, the Company deducted $121.5 million, $233.4 million and $230.5 million of charity care from revenues, respectively. The estimated cost incurred by the Company to provide services to patients who qualify for charity care was approximately $30.2 million, $59.7 million and $55.6 million for the years ended 2011, 2012 and 2013, respectively.

These estimates were determined using a ratio of cost to gross charges calculated from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.
Medicare and Medicaid EHR Incentives
The American Recovery and Reinvestment Act of 2009 provided for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified electronic health record ("EHR") technology. The Company utilizes the contingency model to account for Medicare and Medicaid EHR incentive payments. Under the contingency model, EHR incentive payments are recognized when all contingencies relating to the incentive payment have been satisfied. For Medicaid EHR incentive payments, recognition occurs at the time meaningful use criteria are met and formal state acceptance is documented since Medicaid payments for the states in which the Company operates are based upon historical cost reports with no subsequent payment adjustment. For Medicare EHR incentive payments, recognition is deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known.
The Company recognized other income of $10.1 million, $28.2 million and $38.0 million related to Medicare and Medicaid EHR incentives during the years ended June 30, 2011, 2012 and 2013, respectively, under the contingency model. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. As of June 30, 2012 and 2013, the Company had recognized approximately $2.7 million and $5.0 million in Medicaid EHR receivables, respectively, on its consolidated balance sheet. In addition, as of June 30, 2012 and 2013, the Company had recognized $4.3 million and $8.9 million in Medicare EHR deferred revenues, respectively, on its consolidated balance sheet.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. The Company manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institutions holding its cash and investments.
As of June 30, 2012 and 2013, approximately $43.2 million and $10.4 million, respectively, of total cash and cash equivalents in the accompanying consolidated balance sheets were identified for the operations of the Company’s captive insurance subsidiaries. As of June 30, 2013, approximately $33.3 million of cash and cash equivalents are included in the Company's investments in securities on the accompanying consolidated balance sheet and are held by the Company's wholly-owned captive insurance subsidiary for the purpose of providing a potential funding source to pay professional liability claims covered by the captive.
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Any material change in the current demographic, economic, competitive or regulatory conditions in any of the Company's operating regions could adversely affect the overall business results because of the significance of its operations in each of these regions to the overall operating performance. Moreover, due to the concentration of its revenues in only five states, the Company's business is less diversified and, accordingly, is subject to greater regional risk than that of some of the Company's more diversified competitors.
The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. The Company typically writes off uncollected uninsured accounts receivable 120 days subsequent to discharge date. Medicare program net receivables, including managed Medicare receivables, comprised approximately 27% of net patient receivables as of June 30, 2012 and 2013. Medicare revenues are included in the acute care services operating segment. Receivables from various state Medicaid programs and managed Medicaid programs comprised approximately 23% and 19% of net patient receivables as of June 30, 2012 and 2013, respectively. Remaining receivables relate primarily to various HMO and preferred provider organization payers, commercial insurers and private patients. Concentration of credit risk for these payers is limited by the number of patients and payers.
The Company estimates the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus a percentage of uninsured accounts less than 365 days old plus a percentage of self-pay after insurance accounts less than 365 days old. The Company has periodically adjusted its policy to increase the percentages applied to uninsured accounts and self-pay after insurance accounts to account for pricing changes and for the impact of its uninsured discount policy, as previously described in Note 2 under Patient Service Revenues Before Provision for Doubtful Accounts. The Company tests its allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous 12-month period to estimate the allowance for doubtful accounts at a point in time. The Company also supplements its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows.
The Company classifies accounts pending Medicaid approval as uninsured accounts in its accounts receivable aging report and applies an uninsured discount until such time that qualification is determined. The net account balance is further subject to the allowance for doubtful accounts policy. Should the account qualify for Medicaid coverage, the previously recorded uninsured discount is reversed and the account is reclassified to Medicaid accounts receivable with the appropriate contractual discount applied. Should the account not qualify for Medicaid coverage but qualify as charity care under the Company’s charity policy, the previously recorded uninsured discount is reversed and the entire account balance is recorded as a charity deduction.
The allowance for doubtful accounts was $366.5 million and $408.1 million as of June 30, 2012 and June 30, 2013, respectively. These balances as a percentage of accounts receivable net of contractual adjustments were 34.3% and 39.1% as of June 30, 2012 and June 30, 2013, respectively. The percentage increase in allowance for doubtful accounts primarily related to the increase in uninsured patient volumes during the year ended June 30, 2013 compared to the year ended June 30, 2012. General market and economic conditions impacted the Company's payer mix and resulted in more services provided to patients who were uninsured, which increased the Company's allowance for doubtful accounts in the current period. The Company’s combined allowances for doubtful accounts, uninsured discounts and charity care covered more than 100% of combined uninsured and self-pay after insurance accounts receivable as of June 30, 2012 and June 30, 2013. In addition, the Company's total uncompensated care, as a percent of net patient revenues, prior to uncompensated care deductions, increased from 19.0% during the year ended June 30, 2012 to 21.3% during the year ended June 30, 2013 primarily due to the increase in uninsured patient volumes coupled with deterioration within the aging of these payers.
A summary of the Company’s allowance for doubtful accounts activity, including those for discontinued operations, during the three most recent years follows (in millions).

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written off, Net of Recoveries and Other	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2011	$75.6	$302.3	$172.9	$205.0
Year ended June 30, 2012	$205.0	$539.4	$377.9	$366.5
Year ended June 30, 2013	$366.5	$667.3	$625.7	$408.1

The significant increase in the Company's allowance for doubtful accounts as of June 30, 2011 and 2012 was primarily due to the acquisitions of The Detroit Medical Center ("DMC"), effective January 1, 2011, and Valley Baptist Medical Center, effective September 1, 2011. In addition to these acquisitions, general market and economic conditions impacted the Company's payer mix and resulted in more services provided to patients who were uninsured, which increased the Company's allowance for doubtful accounts in the periods presented.
Inventories
Inventories, consisting of medical supplies and pharmaceuticals, are stated at the lower of cost (first-in, first-out) or market.
Property, Plant and Equipment
Purchases of property, plant and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. For capital additions other than leasehold improvements, depreciation is computed using the straight-line method over the estimated useful lives of the assets, which approximate 3 to 40 years. Leasehold improvements are depreciated over the lesser of the estimated useful life or term of the lease. Amortization of assets acquired under capital leases is included with depreciation expense. Depreciation and amortization expense was approximately $193.8 million, $258.3 million and $257.1 million for the years ended June 30, 2011, 2012 and 2013, respectively. The Company tests its property, plant and equipment and other long-lived assets for impairment as management becomes aware of impairment indicators.
During the years ended June 30, 2011, 2012 and 2013, the Company capitalized $5.6 million, $3.4 million and $10.5 million of interest, respectively, associated with certain of its hospital construction and expansion projects. The Company estimates that it is contractually obligated to expend approximately $162.2 million related to projects classified as construction in progress as of June 30, 2013. The Company also capitalizes costs associated with developing computer software for internal use. The Company capitalizes both internal and external direct costs, excluding training, during the application development stage primarily for the purpose of customizing vendor software to integrate with the Company’s hospital information systems. The estimated net book value of capitalized internal use software included in net property, plant and equipment was approximately $62.2 million and $74.7 million as of June 30, 2012 and 2013, respectively. Amortization of internal use software included in depreciation expense was approximately $14.7 million, $29.3 million and $28.6 million for the years ended June 30, 2011, 2012 and 2013, respectively.
The following table provides the gross asset balances for each major class of asset and total accumulated depreciation as of June 30, 2012 and 2013 (in millions).

	June 30, 2012	June 30, 2013
Class of asset:
Land and improvements	$215.9	$220.4
Buildings and improvements	1,646.9	1,713.7
Equipment	1,135.3	1,298.2
Construction in progress	162.4	382.3
	3,160.5	3,614.6
Less: accumulated depreciation	(1,050.4)	(1,289.6)
Net property, plant and equipment	$2,110.1	$2,325.0
During the year ended June 30, 2013, the Company recognized a gain on the sale of equipment, certain current assets and third-party customer relationships associated with certain lab services in Illinois. Related to this sale, the Company received approximately $15.5 million in cash and recognized a gain of approximately $15.2 million ($9.3 million, net of taxes, or $0.12 per diluted share) included in gain on disposal of assets on the accompanying consolidated statement of operations for the year ended June 30, 2013.
Impairment of Long-Lived Assets and Goodwill

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

In 2013, the Company elected not to perform a qualitative impairment assessment for goodwill but instead to complete the quantitative analysis. The first step of the quantitative two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing the Company's own assumptions. The cash flows employed in the DCF analysis are based on the Company's most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.

If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess. See Note 5 for more information regarding the Company's goodwill.

Amortization of Intangible Assets
Amounts allocated to contract-based intangible assets, which primarily represent PHP’s contract with AHCCCS and PHP’s various contracts with network providers, are amortized over their useful lives, which equal ten years. These intangible assets will be fully amortized by September 30, 2014. The Company expects to continue to recognize cash flows from its capped contract with AHCCCS during this period. No amortization is recorded for indefinite-lived intangible assets. Deferred loan costs are amortized over the life of the applicable credit facility or notes using the effective interest method. Physician income and service agreement guarantee intangible assets are recorded based upon the estimated future payments under the contracts and are amortized over the applicable contract service periods. The useful lives over which intangible assets are amortized range from two years to ten years.
Investments in Securities
Investments in securities include debt and equity securities and are classified as available-for-sale, held-to-maturity or as part of a trading portfolio. As of June 30, 2012 and 2013, the Company held no significant investments in securities classified as either held-to-maturity or trading. Investments in securities classified as available-for-sale are reported at fair value. Unrealized gains and losses, net of taxes, are reported as accumulated other comprehensive income (loss) unless the unrealized loss is determined to be other-than-temporary, at which point the Company would record a loss in the consolidated statement of operations. The Company calculates the realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. See Note 4 for more information regarding the Company's investments in securities.
Escrowed Cash for Capital Commitments
In connection with the Company's acquisition of DMC, certain capital commitments were agreed upon to be satisfied at particular dates. If these commitments are not met by these required dates, the Company is required to escrow cash for the purpose of funding certain capital projects. These funds represent restricted cash that are to be used to acquire long-term assets. Since the funds deposited into escrow for DMC asset purchases represent a contractual obligation to fund long-term capital assets, the Company presents the funds as a noncurrent asset on its consolidated balance sheet until the obligation has been satisfied.
Accrued Health Plan Claims and Settlements
During the years ended June 30, 2011, 2012 and 2013, health plan claims expense was $686.3 million, $578.9 million and $577.4 million, respectively, primarily representing health claims incurred by members in PHP. The Company estimates PHP’s reserve for health claims using historical claims experience (including cost per member and payment lag time) and other actuarial data, including the number of members and certain member demographic information. Accrued health plan claims and settlements, including both reported claims and estimates for incurred but not reported claims and net amounts payable to AHCCCS and CMS for certain programs for which profitability is limited, for all the Company's health plans combined was approximately $74.8 million and $72.6 million as of June 30, 2012 and 2013, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the health care cost structure or adverse experience. Due to changes in historical claims trends during the years ended June 30, 2011, 2012 and 2013, the Company decreased its health plan claims and settlements reserve related to prior year health claims by $12.7 million ($7.8 million net of taxes or $0.17 per diluted share), $14.5 million ($8.8 million net of taxes or $0.11 per diluted share) and $1.7 million ($1.0 million net of taxes or $0.01 per diluted share), respectively. Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.
During the years ended June 30, 2011, 2012 and 2013, approximately $41.3 million, $42.4 million and $40.1 million, respectively, of accrued and paid claims for services provided to the Company’s health plan members by its hospitals and its other health care facilities were eliminated in consolidation. The Company’s operating results and cash flows could be materially affected by increased or decreased utilization of its health care facilities by members in its health plans.
Employee Health Insurance Reserve
The Company covers substantially all of its employees under self-insured medical plans. Claims are accrued under the self-insured medical plans as the incidents that give rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. The reserve for self-insured medical plans was approximately $28.9 million and $22.6 million as of June 30, 2012 and 2013, respectively, and is included in accrued salaries and benefits in the accompanying consolidated balance sheets. During the years ended June 30, 2011, 2012 and 2013, approximately $58.7 million, $75.8 million and $82.8 million, respectively, of medical claims expense was eliminated in consolidation related to self-insured medical claims expense incurred and revenues earned due to employee utilization of the Company’s health care facilities.
Professional and General Liability and Workers Compensation Reserves
Given the nature of its operating environment, the Company is subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business. The Company maintains professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of its self-insured retention (such self-insured retention maintained through the Company’s wholly-owned captive insurance subsidiary and/or another of its wholly-owned subsidiaries) of amounts ranging from $10.0 million to $17.5 million. The Company self-insures its workers compensation claims at levels ranging from $0.6 million to $1.25 million per claim and purchases excess insurance coverage for claims exceeding these self-insured limits.
The Company’s total reserves for professional and general liability as of June 30, 2012 and 2013 were $340.2 million and$337.7 million, respectively. As of June 30, 2012 and 2013, the reserves for workers compensation were $34.3 million and $30.3 million, respectively. The current portion of the total professional and general liability and workers compensation reserves as of June 30, 2012 and 2013 was $69.7 million and $75.0 million, respectively, and is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheets. The Company utilizes actuarial information to estimate its reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to: (1) reported events (“case reserves”) and (2) incurred but not reported events (“IBNR”) as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including the Company’s risk exposures, its self-insurance limits, geographic locations in which it operates, the severity of its historical losses compared to industry averages and the reporting pattern of its historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in the Company’s estimates. The Company discounts its workers compensation reserve using a 3% factor, an actuarial estimate of projected cash payments in future periods. The Company does not discount the reserve for estimated professional and general liability claims.
The Company adjusts these reserves from time to time as it receives updated information. Due to changes in historical loss trends, during the year ended June 30, 2011, the Company decreased its professional and general liability reserve related to prior years by $5.4 million ($3.3 million net of taxes or $0.07 per diluted share). During the year ended June 30, 2012, the Company increased its professional liability and general reserve related to prior years by $0.5 million ($0.3 million net of taxes or $0.01 per diluted share). During the year ended June 30, 2013, the Company decreased its professional liability and general reserve related to prior years by $12.8 million ($7.8 million net of taxes or $0.10 per diluted share).
Similarly, the Company decreased its workers compensation reserve related to prior years by $4.3 million ($2.6 million net of taxes or $0.06 per diluted share), $0.3 million ($0.2 million net of taxes) and $6.3 million ($3.9 million net of taxes or $0.05 per diluted share) during the years ended 2011, 2012 and 2013, respectively. Additional adjustments to prior year estimates may be necessary in future periods as the Company’s reporting history and loss portfolio matures.

Pension Plan
Upon completing the acquisition of DMC on January 1, 2011, the Company assumed a frozen defined benefit retirement plan (“DMC Pension Plan”) covering substantially all of the employees of DMC and its subsidiaries hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. See Note 3 for further discussion of adjustments made to the Company's estimate of the acquisition date projected benefit obligation of the DMC Pension Plan during the year ended June 30, 2013.
The DMC Pension Plan is measured using actuarial techniques that reflect management’s assumptions for discount rates relative to the projected benefit obligation and the interest cost component of net periodic pension cost, expected long-term investment returns on plan assets, expected participant retirement dates and mortality. Management utilizes an independent actuary in determining these estimates.
The accounting guidance related to employers’ accounting for defined benefit pension plans requires recognition in the balance sheet of the funded status of defined benefit pension plans, and the recognition in other comprehensive income (loss) of unrecognized gains or losses and prior service costs or credits. Additionally, the guidance requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s fiscal year end. As of June 30, 2013, the Company had an accumulated comprehensive loss of $18.9 million ($11.5 million, net of tax) related to the DMC Pension Plan.

Redeemable Noncontrolling Interest

In September 2011, the Company obtained a 51% controlling interest in a partnership that held the assets acquired and liabilities assumed in the purchase of Valley Baptist Health System as more fully discussed in Note 3. The remaining 49% non-controlling interest was granted to the former owner of Valley Baptist (the “seller”) as purchase consideration. The partnership operating agreement includes an option by which the seller may put its 49% non-controlling interest back to the Company upon either the third or fifth anniversary of the transaction date. The redemption value is calculated based upon the operating results and the debt of the partnership, but is subject to a floor value. The Company also has the option to call a stated percentage of the seller's non-controlling interest in the event the seller does not exercise its put option on either of the anniversary dates. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder, or upon the occurrence of an event outside of the control of the Company, are presented in mezzanine equity on the accompanying consolidated balance sheets.
The Company's redeemable noncontrolling interest (“RNCI”) resulted from this put option. The carrying value of the RNCI has been determined based upon the calculated fair value as of June 30, 2013 of the seller's interest in the partnership and the fair value of its put option amortized through the first available exercise date, each such fair value based upon Level 3 estimates of future operating results of the partnership. For each reporting period through the third anniversary of the acquisition, the Company accretes the carrying value of the RNCI up to the expected redemption value as of September 1, 2014. The RNCI balance increased from $53.1 million at June 30, 2012 to $61.8 million at June 30, 2013 by the amount of the accretion recognized during the year ended June 30, 2013. If the seller exercises its put option, the Company may purchase the non-controlling interest with cash or by issuing stock. It is the Company’s intent to settle the exercise of the put or call option in cash. If the put option were to be settled in shares, approximately 5,434,000 shares of the Company’s common stock would be required to be issued based upon the closing price of the Company’s common stock on June 28, 2013.
Income Taxes
The Company accounts for income taxes using the asset and liability method. This guidance requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.
The Company believes that its tax return provisions are accurate and supportable, but certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. To reflect the possibility that all of its tax positions may not be sustained, the Company maintains tax reserves that are subject to adjustment as updated information becomes available or as circumstances change. The Company records the impact of tax reserve changes to its income tax provision in the period in which the additional information, including the progress of tax audits, is obtained.
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
Impairment and Restructuring Charges
Year ended June 30, 2011
During the year ended June 30, 2011, the Company determined that a $0.9 million ($0.6 million net of taxes or $0.01 per diluted share) impairment charge was necessary to write-down the book value of real property associated with a hospital that was being replaced in the Texas market to estimated fair value based on significant unobservable inputs (Level 3). The remaining net impairment and restructuring charges for the year ended June 30, 2011 included approximately $5.1 million ($3.1 million net of taxes or $0.07 per diluted share) of restructuring charges related to employee severance and related costs incurred during 2011.
The Company's restructuring charges during the year ended June 30, 2011 resulted from the elimination of approximately 40 positions for the realignment of certain corporate services within the acute care services segment. As of June 30, 2011, the Company had accrued salaries and benefits of approximately $3.0 million for severance and related expenses, all of which were subsequently funded.
Year ended June 30, 2013
During the year ended June 30, 2013, the Company recorded approximately $5.2 million ($3.2 million net of taxes or $0.04 per diluted share) of restructuring charges primarily related to employee severance and similar costs incurred during the Company's fourth quarter ended June 30, 2013. The charges, related to the acute care services segment, were recorded in impairment and restructuring charges on the accompanying consolidated statement of operations.
The Company's restructuring charge represents the elimination of more than 300 positions during the year ended June 30, 2013 in the Michigan market. As of June 30, 2013, accrued salaries and benefits on the accompanying consolidated balance sheet included approximately $2.6 million of severance and related expenses that the Company expects to fund over the next 12 months.
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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The determination of estimated fair value may require management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, is recorded as goodwill. The results of operations of an acquired business are included in the Company's consolidated financial statements from the date of acquisition. Costs associated with the acquisition of a business are expensed in the period incurred.

3. BUSINESS COMBINATIONS
The goodwill recognized for the business combinations described below represents both the value the Company expects to realize from developing synergies by combining operations and for the value attributable to other intangible assets that do not qualify for separate recognition.
Acquisition of The Detroit Medical Center
Effective January 1, 2011, the Company purchased substantially all of the assets of DMC, a Michigan non-profit corporation, and certain of its affiliates, which assets consisted of eight acute care and specialty hospitals and related health care facilities in the Detroit, Michigan metropolitan area. Under the acquisition method of accounting, the purchase price of DMC was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. During the year ended June 30, 2013, the Company adjusted its estimate of the DMC pension benefit obligation from $228.0 million to $255.2 million as of the acquisition date, based upon currently available information that became available in fiscal year 2013 relating to plan administration issues that are in the process of being analyzed and resolved. The increase in the assumed pension benefit obligation resulted in a $16.9 million increase in goodwill and a $10.3 million increase in non-current deferred tax assets related to the DMC acquisition. The Company believes the adjustment to be immaterial for the restatement of prior period balance sheet amounts. The table below summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$6.4
Accounts receivable	115.1
Inventories	26.7
Prepaid expenses and other current assets	106.0
Property and equipment	524.6
Goodwill	118.6
Other intangible assets	10.7
Investments in securities	166.4
Other assets	95.5
Total assets acquired	1,170.0

Accounts payable	80.9
Other current liabilities	188.3
Pension benefit obligation	255.2
Other long-term liabilities	282.3
Total liabilities assumed	806.7
Net assets acquired	$363.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Acquisition of Valley Baptist
Effective September 1, 2011, the Company acquired substantially all of the assets of Valley Baptist Medical Center, a 586-bed acute care hospital in Harlingen, Texas, and Valley Baptist Medical Center—Brownsville, a 280-bed acute care hospital in Brownsville, Texas, as well as the assets of certain other incidental health care businesses, partnerships, physician practices and medical office buildings operated as part of such hospital businesses (collectively “Valley Baptist”). The Company paid approximately $200.5 million in cash at closing to acquire the net assets of Valley Baptist. In addition to the cash investment, the Company also assumed certain of the seller’s debt and issued a 49% redeemable non-controlling interest in the partnership to the seller, as more fully discussed in Note 2. The Company funded the cash investment with cash on hand. The Valley Baptist partnership is consolidated by the Company. In connection with this acquisition, the Company entered into a management agreement, pursuant to which the Company is responsible for the management of Valley Baptist’s operations.

Any excess of the purchase price allocation over the fair values of the assets acquired, liabilities assumed and non-controlling interests is recorded as goodwill. The table below summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in millions):

Accounts receivable	$40.0
Inventories	7.2
Prepaid expenses and other current assets	22.8
Property and equipment	244.5
Goodwill	7.0
Other assets	11.0
Total assets acquired	332.5

Accounts payable	29.7
Other current liabilities	24.7
Other long-term liabilities	14.3
Long-term debt and capital leases	12.6
Redeemable non-controlling interest	51.2
Non-controlling interests	(0.5)
Total liabilities and non-controlling interests assumed	132.0
Net assets acquired	$200.5
Pro Forma Information
The following table provides certain pro forma financial information for the Company as if the DMC and Valley Baptist acquisitions had occurred at the beginning of the year ended June 30, 2011 (in millions).

	Years ended June 30,
	2011	2012
Total revenues	$5,959.1	$6,006.9
Income from continuing operations, before income taxes	$14.8	$72.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

4. FAIR VALUE MEASUREMENTS
The Company’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by one of its captive insurance subsidiaries. The following table indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. The Company considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2012 and 2013 (in millions).

	June 30, 2012	Level 1	Level 2	Level 3
United States short-term treasury bills	$21.0	$0.1	$20.9	$—
Corporate bonds	12.6	—	12.6	—
Common stock — domestic	10.1	0.1	10.0	—
Common stock — international	7.9	7.7	0.2	—
Preferred stock — international	0.2	0.2	—	—
Investments in securities	$51.8	$8.1	$43.7	$—

	June 30, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	$33.3	$33.3	$—	$—
Corporate bonds	13.8	—	13.8	—
Common stock — domestic	12.0	—	12.0	—
Investments in securities	$59.1	$33.3	$25.8	$—
The following table provides a reconciliation of the beginning and ending balances for the year ended June 30, 2012 for those fair value measurements using significant Level 3 unobservable inputs for the Company's investment in auction rate securities ("ARS") previously included within investments in securities on the accompanying consolidated balance sheets (in millions).

	Balance at June 30, 2011	Redemptions	Realized gain on redemptions, pre tax	Change in fair value, pre tax	Balance at June 30, 2012
Auction rate securities	$8.8	$(10.0)	$—	$1.2	$—
Investments in securities
As of June 30, 2013, the Company held $59.1 million in total available-for-sale investments in cash and cash equivalents, debt securities and equity securities, which are included in investments in securities on the accompanying consolidated balance sheets. The investments in securities are held by the Company's wholly-owned captive insurance subsidiary for the purpose of providing a potential funding source to pay professional liability claims covered by the captive insurance subsidiary. The Company may not be able to utilize these investments to fund its other operating or capital expenditure needs due to statutory limitations placed on the captive insurance subsidiary.
Investments in corporate bonds, valued at approximately $13.8 million at June 30, 2013, consist of corporate bonds and other fixed income investments. The average expected maturities of the investments in corporate bonds at June 30, 2013 was 6.4 years, compared to the average scheduled maturity of 11.0 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

date. The Company calculates the realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was approximately $53.7 million as of June 30, 2013.
The following table provides a reconciliation of activity for the Company's investments in securities, excluding activity related to ARS as previously disclosed, for the years ended June 30, 2012 and 2013, respectively (in millions).

	Fair value at June 30, 2011	Proceeds from sales	Purchases of securities	Realized gain on sales, pre tax	Change in fair value, pre tax	Fair value at June 30, 2012
Investments in securities	$54.5	$(75.3)	$73.5	$0.1	$(1.0)	$51.8

	Fair value at June 30, 2012	Proceeds from sales	Purchases of securities	Realized gain (loss) on sales, pre tax	Change in fair value, pre tax	Fair value at June 30, 2013
Investment in securities	$51.8	$(76.2)	$79.1	$(0.3)	$4.7	$59.1

The Company determines whether an other-than-temporary decline in market value has occurred by considering the duration that, and extent to which, the fair value of the investment is below its amortized cost; the financial condition and near-term prospects of the issuer or underlying collateral of a security; and the Company's intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity and debt securities that the Company intends to sell or would be more likely than not required to sell before the expected recovery of the amortized cost basis are recognized in the consolidated statement of operations in the period in which the loss occurs. The cumulative gross unrealized gain for the securities was approximately $0.7 million ($0.5 million, net of taxes) and $5.4 million ($3.5 million, net of taxes) at June 30, 2012 and 2013, respectively, which is included in accumulated other comprehensive loss on the accompanying consolidated balance sheets.

Supplemental information regarding the Company's available-for-sale investment securities held as of June 30, 2013 is set forth in the table below (in millions).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$33.3	$—	$—	$33.3
Corporate bonds	11.3	2.5	—	13.8
Common stock - domestic	9.1	2.9	—	12.0
	$53.7	$5.4	$—	$59.1
As of June 30, 2013, the Company held no investments in securities with unrealized loss positions greater than 12 months.
Financial Instruments
The carrying amounts of the Company's short-term financial instruments, including cash, cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to the short-term maturity of these items. The fair value of the Company's long-term debt, excluding term loans, capital leases and other long-term debt, was approximately $2,014.9 million, based upon stated market prices (Level 1) at June 30, 2013. The fair values of the Company's term loan facility, capital leases and other long-term debt, was approximately $1,110.0 million, based upon quoted market prices and interest rates (Level 2) at June 30, 2013.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying consolidated balance sheets as of June 30, 2012 and 2013 (in millions).

	Gross Carrying Amount		Accumulated Amortization
	2012	2013	2012	2013
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$63.5	$61.8	$14.2	$19.2
Contracts	31.4	31.4	24.3	27.5
Physician income and other guarantees	42.8	46.7	34.9	39.7
Other	9.0	11.8	4.6	5.7
Subtotal	146.7	151.7	78.0	92.1
Indefinite-lived intangible assets:
License and accreditation	20.3	21.0	—	—
Total	$167.0	$172.7	$78.0	$92.1
Amortization expense for contract-based intangibles and other intangible assets during the years ended June 30, 2011, 2012 and 2013 was approximately $4.0 million, $4.1 million and $4.2 million, respectively. Estimated amortization expense for these intangible assets during the next five years and thereafter is as follows: 2014 — $4.3 million; 2015 — $1.9 million; 2016 — $1.1 million; 2017 — $0.4 million; 2018 — $0.3 million; and $2.0 million thereafter.
Amortization of deferred loan costs of $6.3 million, $6.9 million and $9.2 million during the years ended June 30, 2011, 2012 and 2013, respectively, is included in net interest. During the year ended June 30, 2013, net deferred loan costs of $1.2 million were written off as part of the debt extinguishment costs associated with the redemption of the 10.375% Senior Discount Notes, the term loan facility refinancing and revolver increase (see Note 7). During the year ended June 30, 2013, the Company capitalized an additional $2.8 million of deferred loan costs, whereas $5.0 million of the previously unamortized deferred loan costs will continue to be capitalized as intangible assets under the carryover lender provisions.
Amortization of physician income and other guarantees of $4.8 million, $5.1 million and $4.8 million during the years ended June 30, 2011, 2012 and 2013, respectively, is included in purchased services or other operating expenses.
The weighted-average amortization period for the intangible assets subject to amortization is approximately three years for each class of asset and in total. There is no expected residual values related to these assets.
Goodwill
As of June 30, 2013, the acute care services segment and the health plans segment had approximately $698.2 million and $91.7 million, respectively, of goodwill. During the year ended June 30, 2012, goodwill increased by $7.7 million related to acute care services segment acquisitions and $3.6 million related to a health plan service segment acquisition. During the year ended June 30, 2013, goodwill increased by $17.8 million related to an adjustment to the Company's estimate of the acquired DMC pension benefit obligation (see Note 3) and other acute care services segment acquisitions and $3.8 million related to a health plan service segment acquisition. During the year ended June 30, 2013, goodwill decreased by approximately $0.1 million related to the dispositions of certain businesses within the Company's acute care services segment. As of June 30, 2013, the Company had recognized cumulative goodwill impairments of $166.9 million, all of which relate to the Company’s acute care services segment. As of June 30, 2013, approximately $201.5 million of the Company's goodwill is deductible for tax purposes.

As of June 30, 2013, the Company had $789.9 million of goodwill, which is tested for impairment at least annually but also as impairment indicators become known. The Company's annual impairment analysis did not result in any impairments of its goodwill for the year ended June 30, 2013. The fair value of each of the Company's reporting units exceeded carrying value by approximately 40%, except for the Arizona hospitals reporting unit (which had $100.7 million of goodwill at June 30, 2013),

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

which exceeded its carrying value by approximately 15%. In order to address the uncertainties in the DCF assumptions the Company performed sensitivity analyses and noted that given a reasonable range of key variables, the DCF estimates still exceeded carrying value for the reporting units. Additionally, for the health plan reporting unit, the revenues derived from PHP could significantly decrease if the cap placed on PHP's new contract with AHCCCS in Maricopa County is not lifted (see below for further discussion of the AHCCCS capped contract). If AHCCCS does not lift the cap, then the Company's revenues and profitability would be negatively impacted by the reduction in membership. However, given the expected growth in the Company's other health plans along with the Company's efforts to expand PHP's membership, the calculated fair value of the health plan reporting unit exceeded the carrying value by more than 100%.

In order for the estimated fair values to decrease below the carrying values for all of the reporting units, the Company would need to experience a significant decrease in future profitability projections coupled with a significant increase in the weighted average cost of capital, both of which the Company believes is unlikely to occur during the year ended June 30, 2014. However, as noted in Item 1A. Risk Factors, potential events that could negatively affect the Company's key assumptions include, among others, a continuation of current challenging economic conditions, uncertainty within the Health Reform Law and PHP's contract with AHCCCS. These changes could create additional pricing, volume and reimbursement pressures that are not within the Company's control.

The Company has $79.4 million of goodwill related to PHP, which is included in the Company's health plan services segment. PHP's current contract with AHCCCS, expires September 30, 2013. On March 22, 2013, the Company was notified that PHP was not awarded an acute care program contract with AHCCCS for the three-year period commencing October 1, 2013. However, on April 1, 2013, PHP agreed with AHCCCS on the general terms of a capped contract for Maricopa County for the three-year period commencing October 1, 2013. Approximately 98,000 of PHP's members resided in Maricopa County as of June 30, 2013. Pursuant to the terms of PHP's agreement with AHCCCS, PHP will not file a protest of any of the AHCCCS decisions. In addition, PHP agreed that enrollment will be capped effective October 1, 2013 and the enrollment cap will not be lifted at any time during the total contracting period, unless AHCCCS deems additional plan capacity necessary based upon growth in covered lives or other reasons as outlined in a letter provided by AHCCCS that clarifies certain terms of the capped contract. AHCCCS has also indicated that it intends to hold an open enrollment for PHP members in Maricopa County sometime in calendar year 2014. The Company will continue to monitor the projections of future cash flows in the health plan reporting unit as impacted by this contractual change. The Company's calculations used to determine the fair value of the health plan reporting unit require significant judgment, assumptions, and estimation, the most significant of which is projected membership levels, and may be revised in the future as additional information becomes available. If these estimates and assumptions prove to be materially inaccurate, an impairment charge could be required in a future period.

6. OTHER LIABILITIES

As of June 30, 2012 and June 30, 2013, the Company had other non-current liabilities of $174.7 million and $117.2 million, respectively, in other liabilities on the accompanying consolidated balance sheets. During the year ended June 30, 2013, the Company paid resident FICA claims of $39.5 million using proceeds from a settlement with the Internal Revenue Service.

Related Party Transactions
During the year ended June 30, 2013, the Company paid $4.0 million and $0.6 million of the outstanding accrued monitoring fees and expenses to The Blackstone Group L.P. ("Blackstone") and Metalmark SA, respectively. As of June 30, 2012, approximately $9.0 million and $1.3 million remained payable to Blackstone and Metalmark SA, respectively, and is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheet. As of June 30, 2013, approximately $5.0 million and $0.8 million remained payable to Blackstone and Metalmark SA, respectively, and is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheet. The quarterly payments were due beginning July 1, 2011 and ending July 1, 2014 unless Blackstone and Metalmark SA elect at any time to accelerate the aforementioned quarterly payments to a lump sum payable due immediately. It is expected that the remaining outstanding balance will be paid upon closing of the Tenet transaction.
Effective July 1, 2008, the Company entered into an Employer Health Program Agreement with Equity Healthcare LLC (“Equity Healthcare”), which is an affiliate of Blackstone. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Equity Healthcare receives from the Company a fee of $2.50 per employee per

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

month. As of June 30, 2013, the Company has approximately 9,600 employees enrolled in these health and welfare benefit plans.

7. FINANCING ARRANGEMENTS
A summary of the Company’s long-term debt as of June 30, 2012 and 2013 follows (in millions).

	June 30, 2012	June 30, 2013
8.0% Senior Unsecured Notes due 2018	$1,159.1	$1,161.9
7.750% Senior Notes due 2019	722.2	722.7
10.375% Senior Discount Notes due 2016	9.9	—
Term loans payable under credit facility due 2016	798.8	1,092.9
Capital leases and other long term debt	16.6	18.7
	2,706.6	2,996.2
Less: current maturities	(11.2)	(16.9)
	$2,695.4	$2,979.3

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
On or after February 1, 2014, the Issuers may redeem all or part of the 8.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 8.0% Notes. The Issuers could have redeemed up to 35% of the 8.0% Notes prior to February 1, 2013 with the net cash proceeds from certain equity offerings at a price equal to 108% of their principal amount, plus accrued and unpaid interest. The Issuers may also redeem some or all of the 8.0% Notes before February 1, 2014 at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest.
On May 7, 2010, the Issuers exchanged substantially all of their outstanding 8.0% Notes for new 8.0% senior unsecured notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933 (the "Securities Act"). Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") on March 3, 2010, that became effective on April 1, 2010.
On July 14, 2010, the Issuers entered into a Second Supplemental Indenture, under which the Issuers co-issued (the “Add-on Notes Offering”) $225.0 million ($216.6 million cash proceeds) aggregate principal amount of 8.0% Senior Unsecured Notes due 2018 (the “Add-on Notes”), which are guaranteed on a senior unsecured basis by the Company and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the 2010 credit facilities. The Add-on Notes Offering was made under the indenture governing the 8.0% Notes, which was executed on January 29, 2010 as part of the Refinancing. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest from January 29, 2010. The discount of $8.4 million is accreted to par over the remaining term of the Add-on Notes. The proceeds from the Add-on Notes were used to finance, in part, the Company’s acquisition of DMC and to pay fees and expenses incurred in connection with the Add-on Notes offering.
On June 14, 2011, the Issuers exchanged substantially all of their outstanding Add-on Notes for new 8.0% senior unsecured notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the SEC on April 8, 2011, that became effective on May 4, 2011.

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
The Senior Notes bear interest at a rate of 7.750% per annum. The Company pays cash interest semi-annually in arrears on February 1 and August 1 of each year. The Senior Notes are unsecured general obligations of the Issuers and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Issuers. The Senior Notes mature on February 1, 2019. The Company used the proceeds from the Senior Notes for general corporate purposes, including acquisitions, and to pay the related transaction fees and expenses of the offering and the offering of the 10.375% Senior Discount Notes.
On June 14, 2011, substantially all of the outstanding Senior Notes were exchanged for new 7.750% senior notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the SEC on April 8, 2011, that became effective on May 4, 2011.

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

The New Notes are treated as a single series with the existing Senior Notes, except that the New Notes are subject to a separate registration rights agreement. On March 13, 2013, the Company completed the exchange of substantially all of the outstanding New Notes for new 7.750% senior notes with identical terms and conditions, except that the exchange notes are registered under the Securities Act. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the SEC on December 14, 2012, that became effective on January 25, 2013.

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

The Company used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the underwriters in July 2011 to redeem approximately $453.6 million accreted value ($724.0 million principal balance) of the Senior Discount Notes and to pay $27.6 million of redemption premiums related thereto. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of Senior Discount Notes outstanding immediately after the redemptions were completed. During the remainder of the year ended June 30, 2012, the Company redeemed an additional $6.0 million ($8.9 million principal balance) of Senior Discount Notes through privately negotiated transactions. On March 19, 2013, the Company redeemed the remaining $10.7 million accreted value ($14.3 million principal balance) of the Senior Discount Notes.
Credit Facility Debt and Amendment

On March 14, 2013, certain of the Company's subsidiaries amended (the "amendment") its Credit Agreement, dated January 29, 2010 (the “Credit Agreement”). Pursuant to the amendment, the Company borrowed an additional $300.0 million in term loans and refinanced its outstanding term loans. Initially, the Credit Agreement provided that the Company's term loan facility (the “term loan facility”) bore interest at a rate equal to, at the Company's option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or an alternate base rate (subject to a 2.50% floor) plus 2.50% per annum. The amendment provided that the term loan facility bear interest at a rate equal to, at the Company's option, LIBOR (subject to a 1.00% floor) plus 2.75% per annum or an alternate base rate (subject to a 2.00% floor) plus 1.75% per annum. The term loan facility matures on January 29, 2016. The interest rate applicable to the term loan facility was 3.75% as of June 30, 2013. A portion of the $300.0 million in additional borrowings was used to redeem the outstanding principal and interest related to the Company's previously

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

outstanding Senior Discount Notes and to pay the associated fees related to the amendment. The remaining proceeds will be used to finance other general operating and investing activities.

Subsequent to the amendment, the Company's senior secured credit facilities include a term loan facility, which matures in January 2016, in the amount of $1,092.9 million and a revolving credit facility, which matures in January 2015, in the amount of $365.0 million (the “2010 revolving facility”). The Company’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $327.2 million as of June 30, 2013. The Company makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the term loan facility and will continue to make such payments until the maturity of the term loan facility.

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

Debt Extinguishment Costs

During the year ended June 30, 2012 the Company recorded debt extinguishment costs related to the redemption of the Senior Discount Notes of approximately $38.9 million ($25.3 million net of taxes or $0.32 per diluted share), representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed Senior Discount Notes.

During the year ended June 30, 2013, in connection with the redemption of the remaining Senior Discount Notes and the $300.0 million amendment to the Company's Credit Agreement in March 2013, the Company recorded debt extinguishment costs of $2.1 million ($1.3 million net of taxes or $0.02 per diluted share). The debt extinguishment costs include $0.5 million of tender premiums to redeem the Senior Discount Notes; $0.3 million of previously capitalized net deferred loan costs related to the Senior Discount Notes; $0.9 million of loan costs incurred related to the term loan facility that the Company expensed in accordance with accounting guidance related to modifications or exchanges of debt instruments for which carryover lenders' cash flows changed by more than 10%; and $0.4 million of third party costs related to the refinancing of the term loan facility.
Future Maturities
The aggregate annual principal payments and scheduled redemptions of long-term debt, including capital leases and other long term debt, for each of the next five years and thereafter are as follows: Year 1 — $14.5 million; Year 2 — $14.8 million; Year 3 — $1,075.3 million; Year 4 — $3.5 million; Year 5 — $1,178.5 million; and $725.0 million thereafter.
Other Information

The Company conducts substantially all of its business through its subsidiaries. Most of the Company’s subsidiaries jointly and severally guarantee the 8.0% Notes and the Senior Notes. The subsidiary guarantee release provisions under the indentures governing these notes are considered customary and include the sale, merger or transfer of the subsidiary's assets or capital stock under a qualifying transaction as set forth in the indentures; the full release or discharge of the indebtedness including a legal defeasance or a qualifying covenant defeasance; and the designation of the subsidiary as an unrestricted subsidiary as set forth in the indentures.

Certain of the Company’s other consolidated wholly-owned and non-wholly-owned entities do not guarantee the 8.0% Notes and Senior Notes in conformity with the provisions of the indentures governing these notes, and do not guarantee the term loan facility or the 2010 revolving facility in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Company as of June 30, 2012 and 2013 and for the years ended June 30, 2011, 2012 and 2013 follows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$305.8	$149.7	$—	$455.5
Restricted cash	—	—	—	0.8	1.6	—	2.4
Accounts receivable, net	—	—	—	588.1	114.0	—	702.1
Inventories	—	—	—	86.1	10.9	—	97.0
Prepaid expenses and other current assets	0.1	—	—	271.7	54.2	—	326.0
Total current assets	0.1	—	—	1,252.5	330.4	—	1,583.0
Property, plant and equipment, net	—	—	—	1,802.6	307.5	—	2,110.1
Goodwill	—	—	—	668.1	100.3	—	768.4
Intangible assets, net	—	49.0	0.3	27.0	12.7	—	89.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	—	51.8	—	51.8
Intercompany receivable	—	1,674.2	—	—	—	(1,674.2)	—
Other assets	—	—	—	83.3	102.5	—	185.8
Total assets	$608.9	$1,723.2	$0.3	$3,833.5	$905.2	$(2,283.0)	$4,788.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$309.8	$73.8	$—	$383.6
Accrued expenses and other current liabilities	0.1	73.2	—	399.9	120.7	—	593.9
Current maturities of long-term debt	—	8.2	—	1.9	1.1	—	11.2
Total current liabilities	0.1	81.4	—	711.6	195.6	—	988.7
Other liabilities	—	—	—	547.6	201.8	—	749.4
Long-term debt, less current maturities	—	2,672.0	9.9	4.2	9.3	—	2,695.4
Intercompany payable	307.3	—	66.7	1,546.5	130.6	(2,051.1)	—
Redeemable non-controlling interests	—	—	—	—	53.1	—	53.1
Total equity (deficit)	301.5	(1,030.2)	(76.3)	1,023.6	314.8	(231.9)	301.5
Total liabilities and equity	$608.9	$1,723.2	$0.3	$3,833.5	$905.2	$(2,283.0)	$4,788.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$512.3	$111.7	$—	$624.0
Restricted cash	—	—	—	4.9	1.6	—	6.5
Accounts receivable, net	—	—	—	520.8	115.9	—	636.7
Inventories	—	—	—	90.7	11.0	—	101.7
Prepaid expenses and other current assets	—	—	—	212.5	60.4	—	272.9
Total current assets	—	—	—	1,341.2	300.6	—	1,641.8
Property, plant and equipment, net	—	—	—	2,024.7	300.3	—	2,325.0
Goodwill	—	—	—	689.6	100.3	—	789.9
Intangible assets, net	—	42.6	—	28.7	9.3	—	80.6
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	—	59.1	—	59.1
Intercompany receivable	—	1,770.8	—	—	—	(1,770.8)	—
Other assets	—	—	—	28.4	117.8	—	146.2
Total assets	$608.8	$1,813.4	$—	$4,112.6	$887.4	$(2,379.6)	$5,042.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$324.3	$70.6	$—	$394.9
Accrued expenses and other current liabilities	—	73.6	—	407.4	104.8	—	585.8
Current maturities of long-term debt	—	10.9	—	3.5	2.5	—	16.9
Total current liabilities	—	84.5	—	735.2	177.9	—	997.6
Other liabilities	—	—	—	455.5	142.4	—	597.9
Long-term debt, less current maturities	—	2,966.6	—	3.4	9.3	—	2,979.3
Intercompany payable	202.8	—	78.0	1,676.0	190.9	(2,147.7)	—
Redeemable non-controlling interests	—	—	—	—	61.8	—	61.8
Total equity (deficit)	406.0	(1,237.7)	(78.0)	1,242.5	305.1	(231.9)	406.0
Total liabilities and equity	$608.8	$1,813.4	$—	$4,112.6	$887.4	$(2,379.6)	$5,042.6

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$4,408.3	$812.8	$(29.5)	$5,191.6
Premium revenues	—	—	—	87.2	684.2	(14.0)	757.4
Total revenues	—	—	—	4,495.5	1,497.0	(43.5)	5,949.0

Salaries and benefits	9.2	—	—	2,220.0	517.7	—	2,746.9
Health plan claims expense	—	—	—	29.5	578.9	(29.5)	578.9
Supplies	—	—	—	815.0	96.6	—	911.6
Purchased services	—	—	—	452.3	95.0	—	547.3
Rents and leases	—	—	—	55.9	19.1	—	75.0
Other operating expenses	0.4	—	—	451.1	113.5	(14.0)	551.0
Medicare and Medicaid EHR incentives	—	—	—	(28.0)	(0.2)	—	(28.2)
Depreciation and amortization	—	—	—	221.5	36.8	—	258.3
Interest, net	—	180.9	4.5	(19.1)	16.5	—	182.8
Impairment and restructuring charges	—	—	—	(0.1)	—	—	(0.1)
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Management fees	—	—	—	(29.9)	29.9	—	—
Other	—	—	—	2.2	5.8	—	8.0
Income (loss) from continuing operations before income taxes	(9.6)	(180.9)	(43.4)	325.1	(12.6)	—	78.6
Income tax benefit (expense)	(22.2)	—	—	—	(15.9)	15.9	(22.2)
Equity in earnings of subsidiaries	89.1	—	—	—	—	(89.1)	—
Income (loss) from continuing operations	57.3	(180.9)	(43.4)	325.1	(28.5)	(73.2)	56.4
Loss from discontinued operations, net of taxes	—	—	—	(0.5)	—	—	(0.5)
Net income (loss)	57.3	(180.9)	(43.4)	324.6	(28.5)	(73.2)	55.9
Net loss attributable to non-controlling interests	—	—	—	—	1.4	—	1.4
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$57.3	$(180.9)	$(43.4)	$324.6	$(27.1)	$(73.2)	$57.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$4,389.2	$900.6	$(27.5)	$5,262.3
Premium revenues	—	—	—	78.9	673.7	(15.5)	737.1
Total revenues	—	—	—	4,468.1	1,574.3	(43.0)	5,999.4

Salaries and benefits	6.4	—	—	2,165.2	569.0	—	2,740.6
Health plan claims expense	—	—	—	34.3	570.6	(27.5)	577.4
Supplies	—	—	—	811.3	105.7	—	917.0
Purchased services	—	—	—	481.1	130.7	—	611.8
Rents and leases	—	—	—	56.4	19.8	—	76.2
Other operating expenses	0.4	—	—	480.0	100.4	(15.5)	565.3
Medicare and Medicaid EHR incentives	—	—	—	(32.5)	(5.5)	—	(38.0)
Depreciation and amortization	—	—	—	214.7	42.4	—	257.1
Interest, net	—	206.2	0.8	(39.3)	29.3	—	197.0
Impairment and restructuring charges	—	—	—	4.2	1.0	—	5.2
Debt extinguishment costs	—	1.3	0.8	—	—	—	2.1
Management fees	—	—	—	(13.4)	13.4	—	—
Other	—	—	—	(22.0)	(0.1)	—	(22.1)
Income (loss) from continuing operations before income taxes	(6.8)	(207.5)	(1.6)	328.1	(2.4)	—	109.8
Income tax benefit (expense)	(40.8)	—	—	—	(20.0)	20.0	(40.8)
Equity in earnings of subsidiaries	109.5	—	—	—	—	(109.5)	—
Income (loss) from continuing operations	61.9	(207.5)	(1.6)	328.1	(22.4)	(89.5)	69.0
Income from discontinued operations, net of taxes	—	—	—	0.1	—	—	0.1
Net income (loss)	61.9	(207.5)	(1.6)	328.2	(22.4)	(89.5)	69.1
Net income attributable to non-controlling interests	—	—	—	—	(7.2)	—	(7.2)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$61.9	$(207.5)	$(1.6)	$328.2	$(29.6)	$(89.5)	$61.9

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended June 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(in millions)
Net income (loss)	$(12.0)	$(145.5)	$(32.9)	$114.4	$45.3	$22.3	$(8.4)
Other comprehensive income:
Change in unrealized holding gains on investments in securities	—	—	—	—	4.5	—	4.5
Change in fair value of pension plan	—	—	—	31.8	—	—	31.8
Change in fair value of other post-retirement benefit plans	—	—	—	0.9	—	—	0.9
Other comprehensive income before taxes	—	—	—	32.7	4.5	—	37.2
Change in income tax expense	—	—	—	(12.4)	(1.7)	—	(14.1)
Other comprehensive income, net of taxes	—	—	—	20.3	2.8	—	23.1
Comprehensive income (loss)	(12.0)	(145.5)	(32.9)	134.7	48.1	22.3	14.7
Net income attributable to non-controlling interests	—	—	—	—	(3.6)	—	(3.6)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(12.0)	$(145.5)	$(32.9)	$134.7	$44.5	$22.3	$11.1

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended June 30, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(in millions)
Net income (loss)	$61.9	$(207.5)	$(1.6)	$328.2	$(22.4)	$(89.5)	$69.1
Other comprehensive income:
Change in unrealized holding gains on investments in securities	—	—	—	—	4.7	—	4.7
Change in unfunded pension liability	—	—	—	61.7	—	—	61.7
Change in fair value of other post-retirement benefit plans	—	—	—	(0.9)	—	—	(0.9)
Other comprehensive income before taxes	—	—	—	60.8	4.7	—	65.5
Change in income tax expense	—	—	—	(23.4)	(1.8)	—	(25.2)
Other comprehensive income (loss), net of taxes	—	—	—	37.4	2.9	—	40.3
Comprehensive income (loss)	61.9	(207.5)	(1.6)	365.6	(19.5)	(89.5)	109.4
Net income attributable to non-controlling interests	—	—	—	—	(7.2)	—	(7.2)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$61.9	$(207.5)	$(1.6)	$365.6	$(26.7)	$(89.5)	$102.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(12.0)	$(145.5)	$(32.9)	$114.4	$45.3	$22.3	$(8.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	—	4.1	1.8	—	5.9
Depreciation and amortization	—	—	—	181.9	11.9	—	193.8
Amortization of loan costs	—	5.5	0.8	—	—	—	6.3
Accretion of principal on notes	—	2.8	20.3	—	—	—	23.1
Acquisition related expenses	—	—	—	12.5	—	—	12.5
Stock compensation	4.8	—	—	—	—	—	4.8
Deferred income taxes	3.1	—	—	—	—	—	3.1
Gain on disposal of assets	—	—	—	(0.2)	—	—	(0.2)
Other	—	—	—	0.1	(0.5)	—	(0.4)
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	(1.7)	—	—	—	—	1.7	—
Accounts receivable, net	—	—	—	(66.9)	(15.3)	—	(82.2)
Inventories	—	—	—	2.0	(3.3)	—	(1.3)
Prepaid expenses and other current assets	—	—	—	(17.1)	73.6	—	56.5
Accounts payable	—	—	—	33.3	(2.9)	—	30.4
Accrued expenses and other liabilities	5.8	9.1	11.8	76.4	(44.5)	(20.0)	38.6
Net cash provided by (used in) operating activities — continuing operations	—	(128.1)	—	340.5	66.1	4.0	282.5
Net cash used in operating activities — discontinued operations	—	—	—	(4.1)	(1.8)	—	(5.9)
Net cash provided by (used in) operating activities	—	(128.1)	—	336.4	64.3	4.0	276.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2011
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(464.9)	$—	$—	$(464.9)
Capital expenditures	—	—	—	(197.4)	(9.1)	—	$(206.5)
Net proceeds from sales of investments in securities	—	—	—	114.7	14.3	—	129.0
Other investing activities	—	—	—	(2.5)	—	—	(2.5)
Net cash provided by (used in) investing activities	—	—	—	(550.1)	5.2	—	(544.9)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(8.1)	—	(2.5)	—	—	(10.6)
Proceeds from debt borrowings	—	566.6	444.6	—	—	—	1,011.2
Dividends to equity holders	(447.2)	—	—	—	—	—	(447.2)
Payments of debt issuance costs	—	(5.5)	(20.4)	—	—	—	(25.9)
Proceeds from issuance of common stock	450.0	—	—	—	—	—	450.0
Payments of IPO related costs	(26.9)	—	—	—	—	—	(26.9)
Other financing activities	0.4	—	—	(0.2)	(8.1)	4.6	(3.3)
Cash provided by (used in) intercompany activity	23.7	(424.9)	(424.2)	661.9	172.1	(8.6)	—
Net cash provided by (used in) financing activities	—	128.1	—	659.2	164.0	(4.0)	947.3
Net increase in cash and cash equivalents	—	—	—	445.5	233.5	—	679.0
Cash and cash equivalents, beginning of period	—	—	—	198.6	59.0	—	257.6
Cash and cash equivalents, end of period	$—	$—	$—	$644.1	$292.5	$—	$936.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$57.3	$(180.9)	$(43.4)	$324.6	$(28.5)	$(73.2)	$55.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	—	0.5	—	—	0.5
Depreciation and amortization	—	—	—	221.5	36.8	—	258.3
Amortization of loan costs	—	6.9	—	—	—	—	6.9
Accretion of principal on notes	—	2.8	4.5	—	—	—	7.3
Acquisition related expenses	—	—	—	8.1	5.9	—	14.0
Stock compensation	9.2	—	—	—	—	—	9.2
Deferred income taxes	15.5	—	—	—	—	—	15.5
Loss on disposal of assets	—	—	—	0.6	—	—	0.6
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Other	—	—	—	(0.1)	(0.1)	—	(0.2)
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	(89.1)	—	—	—	—	89.1	—
Accounts receivable, net	—	—	—	(145.4)	(32.3)	—	(177.7)
Inventories	—	—	—	(9.9)	4.0	—	(5.9)
Prepaid expenses and other current assets	—	—	—	(49.2)	(30.2)	—	(79.4)
Accounts payable	—	—	—	41.8	4.6	—	46.4
Accrued expenses and other liabilities	7.1	22.8	—	(53.8)	(52.3)	—	(76.2)
Net cash provided by (used in) operating activities — continuing operations	—	(148.4)	—	338.7	(92.1)	15.9	114.1
Net cash used in operating activities — discontinued operations	—	—	—	(0.5)	—	—	(0.5)
Net cash provided by (used in) operating activities	—	(148.4)	—	338.2	(92.1)	15.9	113.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2012
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(207.0)	$(5.9)	$—	$(212.9)
Capital expenditures	—	—	—	(269.6)	(23.7)	—	(293.3)
Net proceeds from sales of investments in securities	—	—	—	—	11.8	—	11.8
Net deposits to restricted cash and escrow fund	—	—	—	(20.5)	—	—	(20.5)
Other investing activities	—	—	—	1.1	0.6	—	1.7
Net cash used in investing activities	—	—	—	(496.0)	(17.2)	—	(513.2)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(88.1)	(459.7)	(2.5)	(2.8)	—	(553.1)
Proceeds from debt borrowings	—	452.2	—	—	—	—	452.2
Payments of debt issuance costs	—	(10.5)	—	—	—	—	(10.5)
Proceeds from issuance of common stock	67.5	—	—	—	—	—	67.5
Payments of IPO related costs	(6.9)	—	—	—	—	—	(6.9)
Payments of tender premiums on note redemption	—	—	(27.6)	—	—	—	(27.6)
Cash provided by (used in) intercompany activity	(59.7)	(205.2)	487.3	(178.0)	(33.5)	(10.9)	—
Other financing activities	(0.9)	—	—	—	2.8	(5.0)	(3.1)
Net cash provided by (used in) financing activities	—	148.4	—	(180.5)	(33.5)	(15.9)	(81.5)
Net decrease in cash and cash equivalents	—	—	—	(338.3)	(142.8)	—	(481.1)
Cash and cash equivalents, beginning of period	—	—	—	644.1	292.5	—	936.6
Cash and cash equivalents, end of period	$—	$—	$—	$305.8	$149.7	$—	$455.5

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$61.9	$(207.5)	$(1.6)	$328.2	$(22.4)	$(89.5)	$69.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	—	—	—	(0.1)	—	—	(0.1)
Depreciation and amortization	—	—	—	214.7	42.4	—	257.1
Amortization of loan costs	—	9.2	—	—	—	—	9.2
Accretion of principal on notes	—	3.3	0.7	—	—	—	4.0
Acquisition related expenses	—	—	—	8.1	—	—	8.1
Stock compensation	6.4	—	—	—	—	—	6.4
Deferred income taxes	22.5	—	—	—	—	—	22.5
Gain on disposal of assets	—	—	—	(13.3)	—	—	(13.3)
Debt extinguishment costs	—	1.3	0.8	—	—	—	2.1
Other	—	—	—	(0.1)	0.5	—	0.4
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	(109.5)	—	—	—	—	109.5	—
Accounts receivable, net	—	—	—	67.8	(1.9)	—	65.9
Inventories	—	—	—	(4.7)	(0.1)	—	(4.8)
Prepaid expenses and other current assets	—	—	—	87.3	(26.9)	—	60.4
Accounts payable	—	—	—	13.8	(3.2)	—	10.6
Accrued expenses and other liabilities	18.7	0.3	—	(137.4)	(78.5)	—	(196.9)
Net cash provided by (used in) operating activities — continuing operations	—	(193.4)	(0.1)	564.3	(90.1)	20.0	300.7
Net cash provided by operating activities — discontinued operations	—	—	—	0.1	—	—	0.1
Net cash provided by (used in) operating activities	—	(193.4)	(0.1)	564.4	(90.1)	20.0	300.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2013
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(15.1)	$(0.3)	$—	$(15.4)
Capital expenditures	—	—	—	(395.2)	(25.3)	—	(420.5)
Net proceeds from sales of investments in securities	—	—	—	—	(2.9)	—	(2.9)
Net deposits to restricted cash and escrow fund	—	—	—	17.0	—	—	17.0
Other investing activities	—	—	—	15.7	—	—	15.7
Net cash used in investing activities	—	—	—	(377.6)	(28.5)	—	(406.1)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(6.0)	(10.6)	(2.1)	(3.3)	—	(22.0)
Proceeds from debt borrowings	—	300.0	—	—	—	—	300.0
Payments of debt issuance costs	—	(2.8)	—	—	—	—	(2.8)
Payments of tender premiums on note redemption	—	—	(0.5)	—	—	—	(0.5)
Other financing activities	(0.4)	—	—	—	(0.5)	—	(0.9)
Cash provided by (used in) intercompany activity	0.4	(97.8)	11.2	21.8	84.4	(20.0)	—
Net cash provided by (used in) financing activities	—	193.4	0.1	19.7	80.6	(20.0)	273.8
Net increase (decrease) in cash and cash equivalents	—	—	—	206.5	(38.0)	—	168.5
Cash and cash equivalents, beginning of period	—	—	—	305.8	149.7	—	455.5
Cash and cash equivalents, end of period	$—	$—	$—	$512.3	$111.7	$—	$624.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

8. DMC PENSION PLAN
The following table summarizes the funded status of the DMC Pension Plan based upon actuarial valuations prepared as of the most recent valuation dates as of June 30, 2012 and 2013, respectively (in millions).

	June 30, 2012	June 30, 2013
Reconciliation of projected benefit obligation:
Projected benefit obligation, beginning balance	$956.6	$1,089.4
Interest cost	52.1	46.9
Actuarial (gain) loss	120.6	(81.3)
Benefits paid	(39.9)	(42.5)
Other plan administration adjustment	—	27.2
Projected benefit obligation and accumulated benefit obligation, ending balance	1,089.4	1,039.7
Reconciliation of fair value of plan assets:
Fair value of plan assets, beginning balance	768.6	819.5
Actual gain on plan assets	65.4	42.7
Employer contributions	25.4	32.3
Benefits paid	(39.9)	(42.5)
Fair value of plan assets, ending balance	819.5	852.0
Unfunded liability at June 30, 2012 and 2013, respectively	$269.9	$187.7

During the year ended June 30, 2013, the Company adjusted its estimate for the DMC pension benefit obligation from $228.0 million to $255.2 million as of the DMC acquisition date, based upon currently available information that became available in fiscal year 2013 relating to plan administration issues that are in process of being analyzed and resolved. The $27.2 million increase in the assumed pension benefit obligation resulted in a $16.9 million increase in goodwill and a $10.3 million increase in non-current deferred tax assets related to the DMC acquisition. The Company believes the adjustment to be immaterial for the restatement of prior period balance sheet amounts and has reflected the amount as an other plan administration adjustment to the projected benefit obligation during the year ended June 30, 2013.
The following table reflects the amounts included in the Company’s accompanying consolidated balance sheets related to the DMC Pension Plan as of the years ended June 30, 2012 and 2013, respectively (in millions):

	2012	2013
Accumulated other comprehensive income (loss), net of tax	$(49.2)	$(11.5)
Unfunded pension liability	269.9	187.7
	$220.7	$176.2
Assumptions used to determine the projected benefit obligation at June 30, 2012 and 2013, respectively:
Discount rate	4.40%	4.93%
Compensation increase rate	Frozen at 2003 level	Frozen at 2003 level

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A summary of the components of net pension plan expense (credits) for the years ended June 30, 2011, 2012 and 2013, respectively, is as follows (in millions):

	2011	2012	2013
Interest cost on projected benefit obligation	$25.5	$52.1	$46.9
Expected return on plan assets	(27.6)	(57.2)	(62.3)
Total net pension plan expense (credits)	$(2.1)	$(5.1)	$(15.4)

Assumptions used to determine the net periodic pension plan expense (credits) for the years ended June 30, 2011, 2012 and 2013, respectively, were as follows:
Discount rate	5.35%	5.57%	4.40%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
The Company recognizes actuarial gain or losses, expected return on plan assets and actual return on plan assets related to the DMC Pension Plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income (loss). As of June 30, 2013, the Company recognized an increase in equity through accumulated other comprehensive income of $61.7 million ($37.7 million, net of taxes) based upon the net impact of these factors. The accumulated other comprehensive loss related to the DMC Pension Plan was $18.9 million ($11.5 million net of taxes) as of June 30, 2013.
To develop the expected long-term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The DMC Pension Plan’s weighted-average asset allocations by asset category as of June 30, 2013, were as follows:

	Target	Actual
Asset category:
Cash and cash equivalents	2%	2%
United States government obligations	1%	1%
Equity securities	55%	55%
Debt securities	42%	42%
The DMC Pension Plan assets are invested in separately managed portfolios using investment management firms. The DMC Pension Plan’s objective for all asset categories is to maximize total return without assuming undue risk exposure. The DMC Pension Plan maintains a well-diversified asset allocation that best meets these objectives. The DMC Pension Plan assets are largely comprised of equity securities, which include companies with various market capitalization sizes in addition to international and convertible securities. Cash and cash equivalents are comprised of money market funds. Debt securities include domestic and foreign government obligations, corporate bonds, and mortgage-backed securities. Under the investment policy of the DMC Pension Plan, investments in derivative securities are not permitted for the sole purpose of speculating on the direction of market interest rates. Included in this prohibition are leveraging, shorting, swaps, futures, options, forwards, and similar strategies.
In each investment account, investment managers are responsible to monitor and react to economic indicators, such as gross domestic product, consumer price index and the Federal Monetary Policy, that may affect the performance of their account. The performance of all managers and the aggregate asset allocation are formally reviewed on a quarterly basis, with a rebalancing of the asset allocation occurring at least once a year. The current asset allocation objective is to maintain a certain percentage with each class allowing for a 10% deviation from the target.
The following tables summarize the plan assets measured at fair value on a recurring basis as of June 30, 2012 and June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements are determined as disclosed in Note 4 (in millions). Fair value methodologies for Level 1 and Level 2 are consistent with the inputs described in Note 4. Fair value for Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	June 30, 2012	Level 1	Level 2	Level 3
Cash and cash equivalents	$10.6	$10.6	$—	$—
United States government obligations	58.7	—	58.7	—
Foreign obligations	0.1	—	0.1	—
Asset and mortgage-backed securities	22.0	—	22.0	—
Corporate bonds	34.1	—	34.1	—
Equity securities	524.7	90.6	434.1	—
Alternative investments	169.3	—	—	169.3
	$819.5	$101.2	$549.0	$169.3

	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16.4	$16.3	$0.1	$—
United States government obligations	7.0	7.0	—	—
Corporate bonds	361.7	361.7	—	—
Equity securities	463.8	463.8	—	—
Alternative investments	3.1	—	—	3.1
	$852.0	$848.8	$0.1	$3.1
The expected future minimum required funding contribution is $1.1 million for the Company’s year ending June 30, 2014. The estimated required funding contribution related to the 2013 plan year to be made in September 2014 is approximately $5.0 million. There is no expected amortization from the amounts included in other comprehensive income into net pension plan expense (credit) over the next fiscal year. Additionally, no plan assets are expected to be returned to the Company during the year ended June 30, 2014. The estimated pension credits for the year ended June 30, 2014 are $7.9 million based upon the excess of expected return on plan assets of 7.0% over the interest cost on the projected benefit obligation of 4.93%. The expected benefits payments from the DMC Pension Plan, which represent the total benefits expected to be paid from the plan assets held by the plan trust, for the next five fiscal years and the five fiscal years thereafter are as follows (in millions):

		Year ending June 30,
	Total	2014	2015	2016	2017	2018	Five years thereafter
Expected benefit payments	$603.1	$48.7	$51.5	$54.1	$56.8	$60.0	$332.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

9. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Year ended June 30,
	2011	2012	2013
Current:
Federal	$2.4	$2.2	$13.5
State	3.1	4.5	4.8
Total current	5.5	6.7	18.3
Deferred:
Federal	2.3	19.7	24.2
State	(4.9)	1.2	1.6
Total deferred	(2.6)	20.9	25.8
Change in valuation allowance	5.7	(5.4)	(3.3)
Total income tax expense	$8.6	$22.2	$40.8
The increase in the valuation allowance during 2011 result from state net operating loss ("NOL") carryforwards that may not ultimately be utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. The decrease in the valuation allowances during 2012 and 2013 resulted primarily from the expiration of certain state NOL carryforwards.
The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the accompanying consolidated statements of operations (in millions).

	Year ended June 30,
	2011	2012	2013
Continuing operations	$8.6	$22.2	$40.8
Discontinued operations	(3.6)	(0.3)	—
Total	$5.0	$21.9	$40.8
The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Year ended June 30,
	2011	2012	2013
Income tax at federal statutory rate	35.0%	35.0%	35.0%
Income tax at state statutory rate	(50.1)	5.9	5.1
Nondeductible transaction cost	65.9	—	2.5
Nondeductible meals and entertainment	9.5	0.7	0.5
Nondeductible compensation	7.4	0.6	1.6
Nondeductible expenses and other	1.1	0.3	(0.3)
Attributable to non-controlling interests	(20.6)	(1.7)	(4.3)
Reversal of unrecognized tax benefits	—	(5.6)	—
Change in valuation allowance	93.8	(6.8)	(3.0)
Effective income tax rate	142.0%	28.4%	37.1%

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2012 and 2013 were as follows (in millions):

	2012	2013
Deferred tax assets:
Net operating loss carryover	$27.9	$27.1
Excess tax basis over book basis of accounts receivable	39.1	41.2
Accrued expenses and other	85.9	63.0
Deferred loan costs	3.0	2.3
Professional and general liability reserves	58.8	63.1
Benefit plans	119.5	90.3
Alternative minimum tax credit and other credits	5.0	2.3
Total deferred tax assets	339.2	289.3
Valuation allowance	(32.7)	(29.4)
Total deferred tax assets, net of valuation allowance	306.5	259.9
Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	129.6	130.4
Excess book basis over tax basis of prepaid assets and other	16.1	15.2
Total deferred tax liabilities	145.7	145.6
Net deferred tax assets	$160.8	$114.3
As of June 30, 2013, the Company had generated NOL carryforwards for federal income tax and state income tax purposes of approximately $3.8 million and $525.0 million, respectively. The federal and state NOL carryforwards expire from 2020 to 2029 and 2014 to 2032, respectively. Approximately $48.0 million of state NOL carryforwards expired as of June 30, 2013 resulting in a deferred tax and valuation allowance impact of $2.5 million. Approximately $1.7 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect the Company’s ability to ultimately recognize the benefit of these NOLs in future years.
Accounting for Uncertainty in Income Taxes
The table below summarizes the total changes in unrecognized tax benefits during the years ended June 30, 2011, 2012 and 2013 (in millions).

Balance at June 30, 2010	$11.9
Additions based on tax positions related to the current year	0.9
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(0.3)
Settlements	—
Balance at June 30, 2011	13.2
Additions based on tax positions related to the current year	6.1
Additions for tax positions of prior years	3.5
Reductions for tax positions of prior years	(13.1)
Settlements	—
Balance at June 30, 2012	9.7
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	0.9
Reductions for tax positions of prior years	(10.3)
Settlements	—
Balance at June 30, 2013	$0.3
As of June 30, 2013, $0.3 million total unrecognized tax benefits would impact the effective tax rate if recognized.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The provisions of the guidance for uncertain tax positions allow for the classification of interest on an underpayment of income taxes, when the tax law required interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the company. The Company has elected to classify interest and penalties related to the unrecognized tax benefits as a component of income tax expense. During the years ended June 30, 2012 and 2013, the Company recognized approximately $5,000 and $2,000, respectively, of such interest and penalties. The Company did not recognize any interest and penalties relative to uncertain tax positions during the year ended June 30, 2011.

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

10. EARNINGS PER SHARE
The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings (loss) per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, restricted shares, restricted stock units and performance-based restricted stock, computed using the treasury stock method. Performance-based restricted stock units are included as dilutive shares when the applicable performance measures are achieved.
The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended June 30, 2011, 2012 and 2013 (dollars in millions, except share and per share amounts):

	Year Ended June 30,
	2011	2012	2013
Numerator for basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(6.1)	$57.8	$61.8
Income (loss) from discontinued operations	(5.9)	(0.5)	0.1
Accretion of redeemable non-controlling interest, net of taxes	—	(1.1)	(2.0)
Income available to common stockholders	$(12.0)	$56.2	$59.9

Denominator (in thousands):
Weighted average common shares outstanding - basic	45,329	75,255	77,146
Effect of dilutive securities	—	3,618	2,533
Weighted average shares outstanding - diluted	45,329	78,873	79,679

Basic earnings (loss) per share:
Continuing operations	$(0.13)	$0.76	$0.78
Discontinued operations	(0.13)	(0.01)	—
Basic earnings (loss) per share	$(0.26)	$0.75	$0.78

Diluted earnings (loss) per share:
Continuing operations	$(0.13)	$0.72	$0.75
Discontinued operations	(0.13)	(0.01)	—
Diluted earnings (loss) per share	$(0.26)	$0.71	$0.75

For the years ended June 30, 2012 and 2013, the Company excluded 4,377,280 and 3,140,261, respectively, of potentially dilutive stock options and other stock-based awards from the calculation of diluted earnings per share because such stock-based awards were anti-dilutive.

11. STOCKHOLDERS’ EQUITY
The Company has the authority to issue 500,000,000 shares of common stock, par value $.01 per share. In 2011, the Company completed an initial public offering of 28,750,000 shares, inclusive of the exercise of the over-allotment option exercised in July 2011, of its common stock at $18.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $33.8 million.
Common Stock of Vanguard and Corporate Reorganization
In connection with the Blackstone merger in 2004, Blackstone, Morgan Stanley Capital Partners and its affiliates, members of management and other investors acquired the membership units of VHS Holdings, LLC ("Holdings"). Holdings then acquired the common stock of the Company, in addition Blackstone invested $125.0 million directly in the common stock of the Company. In February 2005, other investors purchased additional membership units of Holdings, which Holdings then invested in the common stock of the Company.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Immediately prior to the Company’s initial public offering, Holdings was merged with and into the Company so that the Company survived the merger (the “Holdings Merger”). As a result of the Holdings Merger, the holders of the outstanding units of Holdings received the same financial values of ownership interests from the equity issued by the Company as that surrendered in Holdings calculated based on the deemed equity value of the Company from the initial public offering. The net impact from the Holdings Merger resulted in the Company issuing to the former unit holders in Holdings an additional 1,720,379 shares of common stock, an additional 1,684,733 shares of restricted stock but with full voting rights and an additional 1,245,086 options to purchase common stock. The restricted stock issued in the Holdings Merger vested in September 2012.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2012 and 2013 are as follows (in millions).

	June 30, 2012	June 30, 2013
Unrealized holding gain on investments in securities	$0.7	$5.4
Defined benefit pension plan	(80.6)	(18.9)
Post-employment defined benefit plan	0.9	—
Income tax benefit	30.6	5.4
Accumulated other comprehensive loss	$(48.4)	$(8.1)

13. STOCK-BASED COMPENSATION
As previously discussed, the Company uses the Black-Scholes-Merton model to record stock-based compensation expense for options granted. During the years ended June 30, 2011, 2012 and 2013, the Company incurred stock-based compensation expense of $4.8 million, $9.2 million and $6.4 million, respectively, under its stock incentive plans. Compensation cost related to stock-based awards will be adjusted for future changes in estimated forfeitures and actual results of performance measures.
Stock Incentive Plans

The Company issues stock-based awards, including stock options and other stock-based awards (restricted stock units and performance-based awards) in accordance with the Company’s various Board-approved compensation plans.

In June 2011, the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”), which effectively replaced the 2004 Stock Incentive Plan (the "2004 Plan"), from which stock-based awards were granted prior to the Company's initial public offering. No further equity awards will be made under the 2004 Plan. The 2011 Plan allows for the issuance of 14,000,000 shares of common stock, all of which may be granted as incentive stock awards. As of June 30, 2013, there were 1,496,431 options, 1,209,037 restricted stock units and 498,864 performance-based restricted stock units outstanding under the 2011 Plan. As of June 30, 2013, there were 8,760,003 awards available to be granted under the 2011 Plan. The options issued pursuant to the 2011 Plan vest and become exercisable ratably over three years, while the time-based restricted stock units vest ratably over four years. The performance-based restricted stock units vest ratably over four years.

As of June 30, 2013, the performance-based restricted stock units outstanding included 498,864 awards earned based upon the Company’s fiscal 2012 financial performance. The Company recognized no expense for the year ended June 30, 2013 for the performance-based awards granted during the year based upon the Company not achieving targets related to financial performance metrics for the year ended June 30, 2013.
Pursuant to the terms of the 2004 Plan, the holders of nonvested stock options received $994.05 per share ($16.68 on a post-split basis) reductions to the exercise price of the share-based awards related to the combination of a stock repurchase completed during the year ended June 30, 2010 and a dividend paid during the year ended June 30, 2011 (subject to certain tax related limitations that resulted in deferred distributions for a portion of the declared dividend, which will be paid upon the vesting of the applicable stock options) to the exercise price of the share-based awards as a result of the dividend.
All common share and per common share amounts in these consolidated financial statements and notes to the consolidated financial statements reflect the 59.584218-to-1 split that occurred in 2011.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock Options
The following tables summarize options activity under both the Company's 2011 Plan and 2004 Plan during the year ended June 30, 2013.

	Number of Options	Wtd Avg Exercise Price
Options outstanding at June 30, 2012	6,669,353	$15.84
Options granted	284,177	11.81
Options exercised	(539,173)	2.99
Options forfeited	(575,550)	6.55
Options expired	(426,666)	33.67
Options outstanding at June 30, 2013	5,412,141	$16.49
Options exercisable at June 30, 2013	3,589,997	$21.47
The following table provides information relating to options during each period presented.

	Year ended June 30,
	2011	2012	2013
Weighted average fair value of options granted during each year	$—	$5.94	$3.93
Intrinsic value of options exercised during each year (in millions)	$1.7	$2.7	$5.8
The following table sets forth certain information regarding vested options at June 30, 2013, options expected to vest subsequent to June 30, 2013 and total options expected to vest over the life of all options granted.

	Currently Vested	Additional Expected to Vest	Total Expected to Vest
Number of options at June 30, 2013	3,589,997	1,761,560	5,351,557
Weighted average exercise price	$21.47	$6.74	$16.62
Intrinsic value at June 30, 2013 (in millions)	$25.2	$26.1	$51.3
Weighted average remaining contractual term	5.0 years	5.5 years	5.0 years
As of June 30, 2013, there was approximately $4.3 million of estimated unrecognized compensation cost related to outstanding stock options. These costs are expected to be recognized over a weighted average period of approximately 1.8 years.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes information about the Company’s outstanding stock options as of June 30, 2013:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Number of Options
$2.80	2,592,722	3.9 years	1,328,327
$2.91	80,074	3.9 years	36,045
$11.79 - $11.81	479,808	8.7 years	76,275
$33.67	2,259,537	5.7 years	2,149,350
	5,412,141		3,589,997
Restricted Stock Units
The following table summarizes restricted stock unit activity during the year ended June 30, 2013.

	Restricted Stock Units	Wtd Avg Grant Date Fair Value Per Unit
Unvested as of June 30, 2012	1,301,134	$13.98
Granted	798,145	11.82
Vested	(236,153)	12.78
Forfeited	(359,660)	13.75
Unvested as of June 30, 2013	1,503,466	$13.07
As of June 30, 2013, the restricted stock units had an aggregate intrinsic value of approximately $31.2 million. As of June 30, 2013, there was approximately $13.9 million of estimated unrecognized compensation cost related to restricted stock units. These costs are expected to be recognized over a weighted average period of approximately 2.0 years.
Performance-Based Restricted Stock Units

The following table sets forth the summary of performance-based restricted stock activity under the 2011 Plan, based upon shares actually achieved for years ended June 30, 2012 and 2013:

Number of Shares
Outstanding balance as of June 30, 2012	740,409
Achieved	—
Vested	(185,087)
Forfeited	(56,458)
Outstanding balance as of June 30, 2013	498,864

As of June 30, 2013, the performance-based restricted stock awards had an aggregate intrinsic value of approximately $10.3 million. As of June 30, 2013, there was approximately $2.7 million of estimated unrecognized compensation cost related to performance awards. These costs are expected to be recognized over a weighted average remaining period of approximately 1.6 years.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Restricted Shares
The restricted shares were issued by the Company as a result of the Holdings Merger in June 2011. The restricted shares vested in September 2012. The following table summarizes restricted share activity during the year ended June 30, 2013.

Restricted Shares
Unvested as of June 30, 2012	1,530,139
Vested	(1,530,139)
Unvested as of June 30, 2013	—

14. DEFINED CONTRIBUTION PLAN

Effective June 1, 1998, the Company adopted its defined contribution employee benefit plan, the 401(k) Retirement Savings Plan (the “401(k) Plan”). The 401(k) Plan is a multiple employer defined contribution plan whereby employees who are age 21 or older are eligible to participate.

The 401(k) Plan allows eligible employees to make contributions of $25, or 2% to 100% of their annual compensation. Employer matching contributions, which vary by employer, vest 100% after three years of service. For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies. The Company’s matching accrual, included in accrued salaries and benefits on the accompanying consolidated balance sheets, was $3.2 million and $4.4 million as of June 30, 2012 and 2013, respectively. The Company’s matching expense, including matching expense for discontinued operations, for the years ended June 30, 2011, 2012 and 2013 was approximately $21.7 million, $26.7 million and $23.4 million, respectively.

15. LEASES
The Company leases certain real estate properties and equipment under operating leases having various expiration dates. Future minimum operating lease payments under non-cancelable leases for each fiscal year presented below are approximately as follows (in millions).

Operating Leases
2014	$47.5
2015	37.4
2016	31.7
2017	25.3
2018	15.8
Thereafter	40.2
$197.9
During the years ended June 30, 2011, 2012 and 2013, rent and lease expense was $54.1 million, $75.0 million and $76.2 million, respectively.

16. CONTINGENCIES AND HEALTH CARE REGULATION
Capital Expenditure Commitments
As part of its acquisition of DMC, effective January 1, 2011, the Company committed to spend a total of $850.0 million over a five-year period, $500.0 million of which related to a specific list of expansion projects. As of June 30, 2013, the Company had spent approximately $321.0 million related to this commitment, including approximately $191.5 million related to the specific project list. Under the terms of the DMC acquisition agreement, the Company is required to spend at least $80.0 million related to the specific list of expansion projects during each of the five calendar years after the closing of the acquisition.
For the calendar year 2011 capital commitment, the $80.0 million specific projects capital commitment was not met; therefore, in February 2012, the Company deposited $41.8 million of cash into a restricted escrow account. During the 2012

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

calendar year, the Company was reimbursed the full $41.8 million from the escrow account resulting from capital expenditures made subsequent to December 2011.
For the calendar year 2012 capital commitment, the $80.0 million specific projects capital commitment was not met; therefore, in February 2013, the Company deposited $27.8 million of cash into the restricted escrow account. Since funding the escrow in February 2013, the Company had received the full $27.8 million from the account for reimbursement of capital expenditures related to the specific project list made through June 30, 2013.
As of June 30, 2013, the Company had spent approximately $31.5 million related to the $80.0 million calendar year 2013 specific projects commitment. As of June 30, 2013, the Company estimated its remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $70.4 million.
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

Governmental Regulation

ICD Matter

In September 2010, the Company received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the U.S. Department of Justice ("DOJ") Civil Division, stating that, among other things, (1) the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of implantable cardioverter defibrillators ("ICDs") which were not medically indicated and/or otherwise violated Medicare payment policy, (2) the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present, (3) the relevant CMS National Coverage Determination excludes Medicare coverage for ICDs implanted for primary prevention in patients who have had an acute myocardial infarction within the past 40 days or an angioplasty or bypass surgery within the past three months, (4) DOJ’s initial analysis of claims submitted to Medicare indicates that many of the Company's hospitals may have submitted claims for ICDs and related services that were excluded from coverage, (5) the DOJ’s review is preliminary, but continuing, and it may include medical review of patient charts and other documents, along with statements under oath, and (6) the Company and its hospitals should ensure the retention and preservation of all information, electronic or otherwise, pertaining or related to ICDs. Upon receipt of this letter, the Company immediately took steps to retain and preserve all of the Company's information and that of its hospitals related to ICDs.
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

The Company has entered into tolling agreements with the DOJ. In addition, the DOJ has advised us that the investigation covers implantations after October 1, 2003, has identified the cases that are the subject of the DOJ’s investigation, and has requested that the Company review the identified cases. The Company understands that the DOJ has made similar requests for self-reviews of the other health systems and hospitals under investigation. The DOJ has issued a set of auditing instructions to all of the hospitals being investigated along with a request that the hospitals self-audit the cases previously identified in accordance with those instructions. The Company's outside medical experts have completed their audit of the cases in accordance with the criteria established by the DOJ and, based on the results of that audit, the Company expects to settle the matter as soon as possible. Pending settlement discussions with the DOJ, Baptist Health System has agreed to extend the current tolling agreement until December 31, 2013.

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
Litigation Related to the Merger

The Company is aware of two lawsuits relating to the Merger Agreement filed by purported stockholders of the Company against the Company, Orange Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of Tenet, and Tenet. On June 25, 2013, a purported stockholder filed a putative class action lawsuit in the Chancery Court for Davidson County, Tennessee, captioned James A. Kaurich v. Vanguard Health Systems, Inc., et al., Case No. 13-905-IV. On June 27, 2013, a second purported stockholder filed a substantively identical putative class action lawsuit in the Chancery Court for Davidson County, Tennessee, captioned Marion Edinburgh TTEE FBO Marion Edinburgh Trust U/T/D/ 7/8/1991 v. Vanguard Health Systems, Inc., et al., Case No. 13-921-IV. Both complaints name as defendants the Company, Tenet, Merger Sub, and the members of the Company's Board of Directors (the "Director Defendants") and allege that the Director Defendants breached their fiduciary duties by approving the Merger through an unfair process and at an unfair price, and allege that the Company, Merger Sub, and Tenet aided and abetted the Director Defendants' breach of their fiduciary duties. On July 26, 2013, the complaints were consolidated and an amended complaint was filed. This amended complaint replaced the two putative class actions and seeks to enjoin the Merger and to create a constructive trust for the purportedly improper benefits received by the Director Defendants. The Company and its directors believe the allegations contained in the complaint are without merit and intend to contest the allegations vigorously.

Antitrust Lawsuits

On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against the Company's Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses' compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses' compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys' fees. From 2006 through April 2008, the Company and the plaintiffs worked on producing documents to each other relating to, and supplying legal briefs to the court in respect of, solely the issue of whether the court will certify a class in this suit, the court having bifurcated the class and merit issues. In April 2008, the case was stayed by the judge pending his ruling on plaintiffs' motion for class certification. On July 8, 2013, the plaintiffs filed a motion to lift the stay and reopen discovery. The Company continues to believe that the allegations contained within this putative class action suit are without merit, and the Company has vigorously worked to defeat class certification. If a class is certified, the Company will continue to defend vigorously against the litigation.

On the same date in 2006 that this suit was filed against the Company in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals or hospital systems in those cities (none of such hospitals or hospital systems being owned by the Company). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against eight hospitals or hospital systems in the Detroit, Michigan metropolitan area, including DMC. Since representatives of the Service Employees International Union (“SEIU”) joined plaintiffs' attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, the Company believes that SEIU's involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio and Detroit. The registered nurses in the Company's hospitals in San Antonio and Detroit are currently not members of any union. In the suit in Detroit against DMC, the court did not bifurcate class and merits issues. On March 22,
2012, the judge issued an opinion and order granting in part and denying in part the defendants' motions for summary judgment. The defendants' motions were granted as to the count of the complaint alleging wage fixing by defendants, but were denied as to the count alleging that the defendants' sharing of wage information allegedly resulted in the suppression of nurse wages. The opinion, however, did not address plaintiffs' motion for class certification and did not address defendants' challenge to the opinion of plaintiffs' expert, but specifically reserved ruling on those matters for a later date. At a mandatory mediation in January 2013 before the presiding U.S. District Court judge, counsel for DMC was advised that it appears likely that the DMC will be the only non-settling defendant, and the Company understands that the other defendants have settled the case or are in the process of having their settlements approved by the court. Subsequently, on April 22, 2013, the judge issued an opinion and order denying defendants' motion to exclude the testimony of plaintiffs' expert. Plaintiffs' motion for class certification is still pending before the court.

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
Employment-Related Agreements
Effective June 1, 1998, the Company executed employment agreements with three of its current executive officers. The Company executed an employment agreement with a fourth current executive officer on September 1, 1999. The employment agreements were amended on September 23, 2004 to extend the term of each employment agreement another five years and to provide that the Blackstone merger did not constitute a change of control, as defined in the agreements. From November 15, 2007 to December 31, 2008, the Company entered into written employment agreements with four other executive officers for terms expiring five years from the agreement date. The employment agreements will renew automatically for additional one-year periods, unless terminated by the Company or the executive officer. The employment agreements provide, among other things, for minimum salary levels, for participation in bonus plans, and for amounts to be paid as liquidated damages in the event of a change in control or termination by the Company without cause.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Guarantees
Physician Guarantees
In the normal course of its business, the Company enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, three to four years) or else return the guarantee payments to the Company. The Company records a liability and offsetting intangible asset at estimated fair value for all guarantees by calculating an estimate of expected payments to be made over the guarantee period. The Company reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. The Company also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of June 30, 2013, the Company had a net intangible asset of $6.4 million and a remaining liability of $3.6 million related to these physician income and service guarantees. The maximum amount of the Company’s unpaid physician income and service guarantees as of June 30, 2013 was approximately $4.4 million.
Other Guarantees
As part of its contract with the AHCCCS, one of the Company’s health plans, PHP, is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of June 30, 2013, the Company maintained this performance guarantee in the form of $40.0 million of surety bonds with independent third party insurers. The Company also has a surety bond for its Michigan Pioneer ACO in the amount of $4.0 million as part of the requirements set forth by CMS has other miscellaneous surety bonds for various corporate needs.

17. SEGMENT INFORMATION
The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban areas). Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans, including Chicago Health Systems, a contracting entity for outpatient services under multiple contracts and inpatient services for one contract provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area; Phoenix Health Plan, a Medicaid managed health plan operating in Arizona; Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona; ProCare Health Plan, a Medicaid managed health plan operating in Michigan; and Valley Baptist Insurance Company, which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.
The following tables provide unaudited condensed financial information by operating segment for the years ended June 30, 2011, 2012 and 2013, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2011
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$3,712.3	$—	$—	$3,712.3
Premium revenues	—	869.4	—	869.4
Inter-segment revenues	41.3	—	(41.3)	—
Total revenues	3,753.6	869.4	(41.3)	4,581.7

Salaries and benefits (excludes stock compensation)	1,981.9	33.7	—	2,015.6
Health plan claims expense (1)	—	686.3	—	686.3
Supplies	669.8	0.1	—	669.9
Other operating expenses-external	758.1	40.7	—	798.8
Operating expenses-intersegment	—	41.3	(41.3)	—
Medicare and Medicaid EHR incentives	(10.1)	—	—	(10.1)
Segment EBITDA (2)	353.9	67.3	—	421.2
Less:
Interest, net	173.1	(1.9)	—	171.2
Depreciation and amortization	189.3	4.5	—	193.8
Equity method income	(0.9)	—	—	(0.9)
Stock compensation	4.8	—	—	4.8
Gain on disposal of assets	(0.2)	—	—	(0.2)
Realized gains on investments	(1.3)	—	—	(1.3)
Monitoring fees and expenses	31.3	—	—	31.3
Acquisition related expenses	12.5	—	—	12.5
Impairment and restructuring charges	6.0	—	—	6.0
Pension credits	(2.1)	—	—	(2.1)
Income (loss) from continuing operations before income taxes	$(58.6)	$64.7	$—	$6.1

Segment assets	$4,199.1	$397.8	$—	$4,596.9

Capital expenditures	$206.1	$0.4	$—	$206.5
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2013
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$5,262.3	$—	$—	$5,262.3
Premium revenues	—	737.1	—	737.1
Inter-segment revenues	40.1	—	(40.1)	—
Total revenues	5,302.4	737.1	(40.1)	5,999.4

Salaries and benefits (excludes stock compensation)	2,696.5	37.7	—	2,734.2
Health plan claims expense (1)	—	577.4	—	577.4
Supplies	916.9	0.1	—	917.0
Other operating expenses-external	1,209.3	44.0	—	1,253.3
Operating expenses-intersegment	—	40.1	(40.1)	—
Medicare and Medicaid EHR incentives	(38.0)	—	—	(38.0)
Segment EBITDA (2)	517.7	37.8	—	555.5
Less:
Interest, net	196.4	0.6	—	197.0
Depreciation and amortization	252.9	4.2	—	257.1
Equity method income	(1.8)	—	—	(1.8)
Stock compensation	6.4	—	—	6.4
Gain on disposal of assets	(13.3)	—	—	(13.3)
Realized losses on investments	0.3	—	—	0.3
Acquisition related expenses	8.1	—	—	8.1
Debt extinguishment costs	2.1	—	—	2.1
Impairment and restructuring charges	5.2	—	—	5.2
Pension credits	(15.4)	—	—	(15.4)
Income from continuing operations before income taxes	$76.8	$33.0	$—	$109.8

Segment assets	$4,796.5	$246.1	$—	$5,042.6

Capital expenditures	$419.8	$0.7	$—	$420.5
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

18. UNAUDITED QUARTERLY OPERATING RESULTS
The following table presents summarized unaudited quarterly results of operations for the years ended June 30, 2012 and 2013. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended June 30, 2012 and 2013. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods (in millions except per share amounts).

	September 30, 2011		December 31, 2011	March 31, 2012		June 30, 2012
Total revenues	$1,436.3		$1,475.4	$1,582.5	(2)	$1,454.8
Net income (loss)	$(24.0)	(1)	$16.5	$45.0	(2)	$18.4
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(21.7)	(1)	$15.7	$44.0	(2)	$19.3
Basic earnings (loss) per share	$(0.29)		$0.21	$0.58		$0.25
Diluted earnings (loss) per share	$(0.29)		$0.20	$0.55		$0.24

	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Total revenues	$1,470.7	$1,513.1	$1,498.1	$1,517.5
Net income	$14.9	$12.1	$24.0	$18.1	(3)
Net income attributable to Vanguard Health Systems, Inc. stockholders	$13.9	$12.2	$21.3	$14.5	(3)
Basic earnings per share	$0.18	$0.15	$0.27	$0.19
Diluted earnings per share	$0.17	$0.14	$0.26	$0.18
_____________________

(1)
This quarterly amount includes a charge of $38.9 million ($25.3 million or $0.32 per diluted share net of taxes) related to the debt extinguishment costs recognized in connection with the majority redemption of the Senior Discount Notes.

(2)
These amounts include the positive impact of recognizing revenues related to the rural floor provision for approximately $40.6 million and directly related expenses of approximately $7.8 million. The net impact on the quarter ended March 31, 2012 was an increase to net income for approximately $32.8 million ($21.7 million net of taxes or $0.28 per diluted share).

(3)
These amounts include a gain on the disposition of equipment, certain current assets and third-party customer relationships associated with certain lab services. Related to this sale, the Company received approximately $15.5 million in cash and recognized a gain on sale for approximately $15.2 million ($9.3 million net of taxes or $0.12 per diluted share) during the quarter ended June 30, 2013.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's report on internal control over financial reporting is set forth on page 164 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 165 herein.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on an assessment of such criteria, management concluded that, as of June 30, 2013, we maintained effective internal control over financial reporting.

An assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013 has been performed by Ernst & Young LLP, an independent registered public accounting firm. The attestation report of Ernst & Young LLP is included on the following page.

/s/ Charles N. Martin, Jr.	/s/ Phillip W. Roe
Chairman of the Board, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer
Nashville, Tennessee
August 19, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Vanguard Health Systems, Inc.
We have audited Vanguard Health Systems, Inc.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Vanguard Health Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Vanguard Health Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2013 of Vanguard Health Systems, Inc. and our report dated August 19, 2013 expressed an unqualified opinion thereon.
                                             /s/ Ernst &Young LLP
Nashville, Tennessee
August 19, 2013

Item 9B.     Other Information.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers
Set forth below is certain information regarding each of our directors and executive officers as of August 15, 2013.

Name	Age	Position

Charles N. Martin, Jr. (1)	70	Chairman of the Board, President & Chief Executive Officer
Philip N. Bredesen (1)	69	Director
Carol J. Burt (2)	55	Director
Michael A. Dal Bello (3)	42	Director
Stephen R. D'Arcy (2)	58	Director
Robert Galvin, M.D. (2)	63	Director
M. Fazle Husain (3)	49	Director
Neil P. Simpkins (1)	47	Director
Keith B. Pitts	55	Vice Chairman
Phillip W. Roe	52	Executive Vice President, Chief Financial Officer & Treasurer
Mark R. Montoney, M.D.	56	Executive Vice President & Chief Medical Officer
Joseph D. Moore	66	Executive Vice President
Bradley A. Perkins, M.D.	54	Executive Vice President-Strategy and Innovation & Chief Transformation Officer
Timothy M. Petrikin	45	Executive Vice President, Ambulatory Care Services
James H. Spalding	54	Executive Vice President, General Counsel & Secretary
Alan G. Thomas	59	Executive Vice President-Operations Finance
Gary D. Willis	48	Senior Vice President, Controller & Chief Accounting Officer
_____________________

(1)	Class III director whose term expires at the Annual Meeting of Stockholders in 2013.

(2)	Class I director whose term expires at the Annual Meeting of Stockholders in 2014.

(3)	Class II director whose term expires at the Annual Meeting of Stockholders in 2015.

Charles N. Martin, Jr. has served as Chairman of our Board and our Chief Executive Officer since July 1997, and as our President since March 1, 2013. Until May 31, 2001, he was also our President. From January 1992 until January 1997, Mr. Martin was Chairman, President and Chief Executive Officer of OrNda HealthCorp (“OrNda”), a hospital management company. Prior thereto, Mr. Martin was President and Chief Operating Officer of HealthTrust, Inc., a hospital management company, from September 1987 until October 1991. Mr. Martin is also a director of several privately held companies.
Philip N. Bredesen has been a member of our Board since October 6, 2011. He served as the 48th Governor of the State of Tennessee from January 2003 until January 2011. He has been a founder, an investor and a director of several healthcare companies. These include HealthAmerica Corp., a managed care company that was listed on the NYSE and for which he was the Chief Executive Officer; Coventry Health Care, Inc., a diversified public managed healthcare company that operates health plans, insurance companies, network rental and workers' compensation services companies; First Commonwealth, Inc., a publicly-traded dental HMO company that was acquired by The Guardian Life Insurance Company of America in 1999; and Qualifacts Systems Inc., a privately-held provider of software and web-based Electronic Health Records for the behavioral health and human services market. While Governor, he served as the Democratic co-chair of the National Governor's Association Task Force on Health Reform. In addition, he is the author of Fresh Medicine: How to Fix Reform and Build a Sustainable Health Care System (Grove/Atlantic, 2010) and a frequent national speaker on health reform.
Carol J. Burt has been a member of our Board since September 20, 2011. Ms. Burt has been principal of Burt-Hilliard Investments, a private investment and consulting service to the health care industry, since January 2008, and has been an Operating Partner for Consonance Capital Partners, a private equity firm, since January 2013. Ms. Burt was formerly an executive officer of WellPoint, Inc. (“WellPoint”), a health benefits management company, where she served from 1997 to 2007. Most recently, Ms. Burt served as WellPoint's Senior Vice President, Corporate Finance and Development. In her time at WellPoint, Ms. Burt was responsible for, among other things, mergers and acquisitions, corporate strategy, strategic investments, capital planning and allocation, treasury and investment functions, and real estate management. She also oversaw WellPoint's financial planning and analysis, forecasting and budgeting and related matters. In addition, WellPoint's financial services and international insurance business units reported to her. Since 2010, Ms. Burt has served on the board of directors of WellCare Health Plans, Inc., a provider of managed care services for government-sponsored health care programs, and is a member of the Audit and Nominating and Governance Committees and Chair of the Compensation Committees. In addition, beginning August 2011, Ms. Burt joined the board of directors of Envision Healthcare Holdings, Inc., a provider of emergency medical services and hospital-based physician practice management services in the United States, and serves on the Audit, Finance and Nominating and Governance Committees.
Michael A. Dal Bello has been a member of our Board since September 23, 2004. Mr. Dal Bello is a Managing Director in the Private Equity Group of Blackstone and has been with Blackstone since 2002. While at Blackstone, Mr. Dal Bello has been actively involved in Blackstone's healthcare investment activities. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello worked at Hellman & Friedman LLC from 1998 to 2000 and prior thereto at Bain & Company. He currently serves, or since February 1, 2006 has served, on the board of representatives or directors of Apria Healthcare Group Inc., Alliant Holdings I, Inc., Team Health Holdings, Inc., Team Finance LLC, Biomet, Inc., Global Tower Partners, Catalent Pharma Solutions, Inc., Sithe Global Power, LLC and Emdeon Inc.
Stephen R. D'Arcy has been a member of our Board since March 4, 2011. Mr. D'Arcy is a partner of Quantum Group LLC, an investment and consulting company, and joined Quantum Group in August 2010. Also, Mr. D'Arcy was the Non-Executive Chairman of the Board of Trustees of The Detroit Medical Center from April 2007 to December 2010. Additionally, Mr. D'Arcy was the Global Automotive Leader for PricewaterhouseCoopers LLP from July 2002 to June 2010.
Robert Galvin, M.D. has been a member of our Board since May 6, 2011. Dr. Galvin is the Chief Executive Officer of Equity Healthcare LLC, an affiliate of Blackstone, operated as part of its Private Equity Group. Equity Healthcare is a proprietary healthcare purchasing group currently encompassing more than 40 Blackstone and non-Blackstone affiliated companies having combined healthcare spending exceeding $1.5 billion annually. Prior to joining Equity Healthcare in August 2010, from 1996 until July 2010, Dr. Galvin was the Executive Director of Health Services and Chief Medical Officer for General Electric Company (“GE”), in charge of the design and performance of GE's health programs, including both health spending and the services delivered in its global medical clinics. He also led health policy for GE. Dr. Galvin currently serves on the board of directors of the National Quality Forum and other non-profit entities.
M. Fazle Husain has been a member of our Board since November 7, 2007. Mr. Husain is a Managing Director of Metalmark Capital, the private equity division of Citigroup Alternative Investments. Prior to joining Metalmark, Mr. Husain was with Morgan Stanley & Co. for 18 years, where he was a Managing Director at Morgan Stanley Private Equity. Mr. Husain currently serves, or since February 1, 2006 has served, on the board of directors of SouthernCare, Inc., Healogics, Inc., Allscripts Healthcare Solutions Inc., Aegis Sciences Corporation and Bostwick Laboratories, Inc..
Neil P. Simpkins has been a member of our Board since September 23, 2004. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves, or since February 1, 2006 has served, as lead director of TRW Automotive Holdings Corp., as a member of the board of representatives of Team Finance LLC and as a member of the board of directors of Apria Healthcare Group Inc., Summit Materials, LLC, Team Health Holdings, Inc. and Emdeon Inc.
Keith B. Pitts has been our Vice Chairman since May 2001, was one of our directors from August 1999 until September 2004, and was an Executive Vice President from August 1999 until May 2001. Prior thereto, from November 1997 until June 1999, he was the Chairman and Chief Executive Officer of Mariner Post-Acute Network, Inc. and its predecessor, Paragon

Health Network, Inc., a nursing home management company. Prior thereto from August 1992 until January 1997, Mr. Pitts served as Executive Vice President and Chief Financial Officer of OrNda, a hospital management company.
Phillip W. Roe has been our Executive Vice President, Chief Financial Officer and Treasurer since November 2007. He was our Senior Vice President, Controller and Chief Accounting Officer from July 1997 to November 2007. Prior thereto he was Senior Vice President, Controller and Chief Accounting Officer of OrNda from September 1996 until January 1997 and was Vice President, Controller and Chief Accounting Officer of OrNda from October 1994 until September 1996.
Mark R. Montoney, M.D. has been our Executive Vice President & Chief Medical Officer since December 2008. Prior to his employment with us, from July 2005 to December 2008, Dr. Montoney was System Vice President and Chief Medical Officer of OhioHealth Corporation, a not-for-profit regional hospital management company headquartered in Columbus, Ohio, which operates several hospitals and health and surgery centers, home-health providers, medical equipment and health service suppliers. Prior thereto, from July 2000 to July 2005, Dr. Montoney was Vice President-Quality & Clinical Support of Riverside Methodist Hospital, a large tertiary care hospital in Columbus, Ohio.
Joseph D. Moore has served as an Executive Vice President for us since November 2007. He served as our Executive Vice President, Chief Financial Officer and Treasurer from July 1997 until November 2007 and was one of our directors from July 1997 until September 2004. From February 1994 to April 1997, he was Senior Vice President-Development of Columbia/HCA Healthcare Corporation (“Columbia”), a hospital management company. Mr. Moore first joined Hospital Corporation of America (a predecessor of Columbia) in April 1970, rising to Senior Vice President-Finance and Development in January 1993.
Bradley A. Perkins, M.D. has been our Executive Vice President-Strategy and Innovation & Chief Transformation Officer since July 2009. Prior to his employment with us, Dr. Perkins held various positions with the Centers for Disease Control & Prevention from July 1989 to June 2009, including Chief Strategy & Innovation Officer and Chief, Office of Strategy & Innovation from December 2005 to June 2009, and Deputy Director, Office of Strategy & Innovation, from May 2004 to December 2005.
Timothy M. Petrikin has served as our Executive Vice President, Ambulatory Care Services since February 2012. Prior thereto, he was the Chief Executive Officer and director of e+healthcare, LLC, an outpatient cancer care center company that he co-founded in 2002. Mr. Petrikin continues to serve as the Vice Chairman of e+healthcare, LLC. Prior to e+healthcare, LLC, from February 1997 to July 1999, he was the Vice President of Development for Ambulatory Resource Centres, an ambulatory surgery center company that was acquired by Symbion, Inc. in June 1999. Prior thereto, from December 1995 to February 1997, he was involved in the development of ambulatory surgery and diagnostic imaging joint ventures for OrNda.
James H. Spalding has served as our Executive Vice President, General Counsel and Secretary since September 2011. Prior thereto, he was our Senior Vice President, Assistant General Counsel and Assistant Secretary from November 1998 to August 2011. Before that he was Vice President, Assistant General Counsel and Assistant Secretary for us from July 1997 until November 1998. Prior thereto, from April 1994 until January 1997, he served as Vice President, Assistant General Counsel and Assistant Secretary of OrNda.
Alan G. Thomas has served as our Executive Vice President-Operations Finance since October 1, 2011. Previously, he had been our Senior Vice President-Operations Finance since July 1997. Prior thereto, Mr. Thomas was Senior Vice President-Hospital Financial Operations of OrNda from April 1995 until January 1997. Prior thereto he was Vice President-Reimbursement and Revenue Enhancement of OrNda from June 1994 until April 1995.
Gary D. Willis has served as our Senior Vice President, Controller and Chief Accounting Officer since May 2008. From February 2006 to May 2008, he was Senior Vice President and Chief Accounting Officer of LifePoint Hospitals, Inc. (“LifePoint”), a hospital management company. From December 2002 to February 2006, he was Vice President and Controller of LifePoint.
The executive officers named above were appointed by our Board to serve in such capacities until their respective successors have been duly appointed and qualified, or until their earlier death, resignation or removal from office. See Item 13 of this Annual Report on Form 10-K for information about the composition of our Board of Directors, including the arrangements under which certain of our directors were selected to serve on our Board of Directors.

Audit and Compliance Committee
All members of the Audit and Compliance Committee are “independent,” consistent with our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and audit committees in particular. Our Board of Directors has determined that each of the members of the Audit and Compliance Committee is “financially literate” within the meaning of the NYSE listing standards and has accounting or related financial management expertise. In addition, our Board has determined that Mr. D'Arcy qualifies as an audit committee financial expert as defined by applicable regulations of the SEC. Our Board reached its conclusion as to Mr. D'Arcy's qualification based on, among other things, his experience as a partner with PricewaterhouseCoopers LLP. Ms. Burt also qualifies as an “audit committee financial expert” under SEC regulations.
The duties and responsibilities of the Audit and Compliance Committee are set forth in its charter, which may be found at www.vanguardhealth.com under Investor Relations: Corporate Governance: Highlights: Committee Charters: Audit and Compliance Committee, and include the following:

•
review and discuss with management and the independent auditor prior to public dissemination our annual audited financial statements and quarterly financial statements, including our specific disclosures under “Management's Discussion and Analysis of Financial Condition and Results of Operations”;

•
review and discuss with management and the independent auditor prior to public dissemination our earnings press releases as well as any financial information and earnings guidance provided to analysts and rating agencies;

•
appoint, determine the compensation of, retain, oversee and terminate any independent auditor engaged (including the resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us;

•	review, at least annually, the qualifications, performance and independence of the independent auditor and present its conclusions with respect to the independent auditor to the full Board;

•
review and discuss with management and the independent auditor any major issues arising as to the adequacy of our internal controls, any actions taken in light of material control deficiencies and the adequacy of disclosures about changes in internal control over financial reporting;

•	review and discuss with the independent auditors the responsibilities, budget and staffing of our internal audit function;

•	review and discuss with management and the independent auditor our guidelines and policies with respect to risk assessment and risk management; and

•	review periodically the risks facing us and management's efforts to manage those risks.

In addition, the Audit and Compliance Committee must pre-approve all auditing services and non-audit services, excluding certain minor non-audit services, to be provided to us by (i) the independent auditing firm that audits our consolidated financial statements on an annual basis, (ii) any other independent auditing firm that audits the financial statements on an annual basis of any of our subsidiaries or affiliates and, while Blackstone owns 20% or more of our voting securities, (iii) Deloitte & Touche LLP, which is the regular independent auditor for Blackstone Capital Partners (“BCP”) and/or Blackstone Real Estate Partners (“BREP”), BCP and BREP being affiliates of Blackstone, and its affiliates or (iv) any other regular independent auditor of those other companies controlled or significantly influenced by BCP or BREP and their affiliates. The Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services; provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting.
Code of Conduct
We maintain a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. The Code of Business Conduct and Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets, business conduct and fair dealing. The Code of Business Conduct and Ethics also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. We will disclose within four business days any substantive changes in or waivers of the Code of Business Conduct and Ethics granted to any of our executive officers, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, by posting such information on our website (www.vanguardhealth.com) rather than by filing a Form 8-K.
The Code of Business Conduct and Ethics may be found on our website at www.vanguardhealth.com under Investor Relations: Corporate Governance: Code of Conduct.

As described in our Code of Business Conduct and Ethics, we maintain two hotlines, an Ethics & Compliance Hotline and a Corporate Privacy (HIPAA) Hotline, by which our directors, officers, employees, any person doing business with us and members of the general public are provided with three avenues through which they can address any ethical questions or concerns: a toll-free phone line, an email address and U.S. mail. The two hotlines are available 24 hours a day, seven days a week. Persons can choose to remain anonymous in using the hotlines. In addition, we maintain a formal non-retaliation policy that prohibits action or retaliation against any person who makes a report in good faith even if the facts alleged are not confirmed by subsequent investigation.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.
Based solely on our review of copies of such reports and written representations from our executive officers, directors and greater than 10% beneficial owners, we believe that our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during our fiscal year ended June 30, 2013.
Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to a definitive proxy statement or amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days of June 30, 2013.

Item 12.     Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to a definitive proxy statement or amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days of June 30, 2013.
Equity Compensation Plan Information
The following table gives information about our Common Stock that may be issued upon the exercise of options and vesting of restricted stock units under all of our existing equity compensation plans as of June 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,412,141	$16.49	8,760,003
Equity compensation plans not approved by security holders	—	—	—
Total	5,412,141	$16.49	8,760,003

The material features of the equity compensation plans under which these options and restricted stock units were issued will be described, and the other information required by this Item 12 will be included, in a definitive proxy statement or amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days of June 30, 2013.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Stockholders Agreement

In connection with our initial public offering in June 2011, we entered into a stockholders agreement with affiliates of Blackstone and Morgan Stanley Capital Partners (“MSCP”) and certain members of management.

Board Composition. The stockholders agreement provides that, until we cease to be a “controlled company” within the meaning of the NYSE rules, Blackstone has the right to nominate six directors to our Board of Directors and MSCP has the right to nominate one director to our Board of Directors. In addition, the stockholders agreement provides that there shall be three independent directors elected to our Board of Directors. Once we cease to be a “controlled company,” Blackstone will only have the right to nominate five directors to our Board, and once Blackstone owns less than 10% of our outstanding shares of Common Stock, Blackstone will only have the right to nominate one director to our Board of Directors. Each of Blackstone and MSCP will lose its right to nominate any directors to our Board of Directors once it owns less than 5% of our outstanding shares of Common Stock. Currently, Blackstone has appointed three directors (Messrs. Simpkins, Dal Bello and Galvin) and MSCP has appointed one director (Mr. Husain) to our Board of Directors. In addition, our Chief Executive Officer, Mr. Martin, is a director, and three independent directors have been appointed (Messrs. Bredesen and D'Arcy and Ms. Burt) to our Board of Directors. Each of the parties to the stockholders agreement has agreed to vote his or its shares in favor of the Blackstone and MSCP nominees to our Board of Directors and to otherwise take actions to maintain Board and committee structure consistent with the stockholders agreement.

In addition, our employment agreement with Mr. Martin provides that he shall serve as a member of our Board of Directors for as long as he is employed with us under that agreement. Our failure to nominate Mr. Martin for election by our stockholders or our stockholders' failure to elect Mr. Martin to our Board would give rise to a breach of contract claim. Further, our Chief Executive Officer initially recommended Mr. D'Arcy for election to our Board. In turn, Mr. D'Arcy was nominated by the non-profit entity that sold us The Detroit Medical Center system effective January 1, 2011, because we extended the right to nominate one member of our Board to this entity pursuant to a letter dated March 16, 2010. Mr. D'Arcy was elected to an additional three-year term by our stockholders at the annual meeting of stockholders held on November 10, 2011.

Board Committees. Under the stockholders agreement, until we cease to be a “controlled company,” Blackstone has the right to designate a majority of each committee of our Board of Directors, except to the extent that such a designee is not permitted to serve on a committee under applicable law, rule, regulation or listing standards. Once we cease to be a “controlled company,” our Board of Directors will determine the composition of each committee of our Board. To the extent that MSCP maintains a right to nominate a director, it will be entitled to appoint one non-voting observer to each committee of our Board of Directors, subject to applicable law, rule, regulation or listing standards.

Investor Approvals. Under the stockholders agreement, the following actions will require the approval of Blackstone for so long as Blackstone owns at least 25% of our outstanding shares of Common Stock:

•any merger, consolidation, recapitalization, liquidation, or sale of us or all or substantially all of our assets;

•	initiating any liquidation, dissolution or winding up or other bankruptcy proceeding involving us or any of our subsidiaries; or

•
we or any of our subsidiaries enter into any business or operations other than those businesses and operations of a same or similar nature to those which are currently conducted by us or our subsidiaries.

Information Rights. In addition, the stockholders agreement grants to the parties thereto certain information rights to receive budget and other information upon request, and requires us to undertake certain actions in order to allow the Blackstone and/or MSCP funds holding a direct or indirect interest in us to qualify as “venture capital operating companies” under ERISA if so required.

Transaction and Monitoring Fee Agreement

In September 2004, upon Blackstone's acquisition of a controlling interest in us (the “2004 Merger”), we entered into a transaction and monitoring fee agreement with affiliates of Blackstone and MSCP pursuant to which these entities agreed to provide certain structuring, advisory and management services to us. Under the agreement, we paid to the Blackstone affiliate upon the closing of the 2004 Merger a transaction fee of $20.0 million. Also, in consideration for ongoing consulting and management advisory services, we were required to pay to the Blackstone affiliate an annual fee of $4.0 million and to the MSCP affiliate an annual fee of $1.2 million for the first five years and thereafter an annual fee of $600,000. Further, under the agreement, Blackstone and MSCP were entitled to receive additional compensation for providing investment banking or other financial advisory services to us by mutual agreement among Blackstone, MSCP and us. In this regard, in May 2011, we agreed to pay financial advisory fees to Blackstone and MSCP of $10.0 million and $1.5 million, respectively, to reflect their contributions to our accomplishments in our fiscal year ended June 30, 2011 and these fees were paid in June 2011.

The transaction and monitoring fee agreement also required us to pay or reimburse the Blackstone and MSCP affiliates for reasonable out-of-pocket expenses in connection with, and indemnify them for liabilities arising from, the services provided pursuant to the agreement.

Also, under the agreement in the event or in anticipation of a change of control or an initial public offering, the Blackstone affiliate may elect to have us pay to such affiliate and the MSCP affiliate lump sum cash payments equal to the present value (using a discount rate equal to the yield to maturity on the date of notice of such event of the class of outstanding U.S. government bonds having a final maturity closest to the tenth anniversary of such written notice) of all then-current and future consulting and management advisory fees payable under the agreement (assuming that the termination date of the agreement was the tenth anniversary of the closing of the 2004 Merger) subject, in the case of the MSCP affiliate, to the requirement that the amount payable to such affiliate may not be less than 15% of the sum of the aggregate fees required to be paid to Blackstone under the agreement less the amount of fees already paid to the MSCP affiliate. If Blackstone had notified us that it had elected to require us to make the aforementioned lump sum payments to its affiliate and the MSCP affiliate in connection with our June 2011 initial public offering, then upon payment of such fees, which would have been in the amount of $12,169,905 and $1,825,486, respectively, the transaction and monitoring fee agreement would have terminated. In lieu thereof, in connection with the closing of our initial public offering in June 2011, the parties entered into a new agreement amending and terminating the transaction and monitoring fee agreement (the “Amendment and Termination Agreement”), where we agreed to pay the Blackstone affiliate thereunder in consideration of such termination the aggregate amount of $13,000,000 on the following schedule: $1,000,000 on the first day of each calendar quarter commencing on July 1, 2011 and ending with the last payment on July 1, 2014. Under the Amendment and Termination Agreement, we are required to pay the MSCP affiliate thereunder in consideration of such termination the aggregate amount of $1,950,000 on the following schedule: $150,000 on the first day of each calendar quarter commencing on July 1, 2011 and ending with the last payment on July 1, 2014. Also, under the Amendment and Termination Agreement, the Blackstone affiliate has the right at any time to cause us to pay the aforementioned lump sum payments to it and to the MSCP affiliate in lieu of the above payment schedules, but with such lump sum payments calculated promptly after such future election.

Under the Amendment and Termination Agreement, during fiscal year 2013, we paid $4.0 million and $0.6 million to the Blackstone affiliate and the MSCP affiliate, respectively, in monitoring fees and expenses. It is expected that the remaining outstanding balance owed to Blackstone and MSCP will be paid upon the closing of the Merger.

Registration Rights Agreement

In connection with the 2004 Merger, we entered into a registration rights agreement with Blackstone, MSCP, the management investors and certain other investors pursuant to which we may be required from time to time to register the sale of our shares held by Blackstone, MSCP and such investors. Under the registration rights agreement, Blackstone and MSCP are each entitled to require us (but in the case of MSCP, on no more than two occasions, subject to limited exceptions) to register the sale of shares held by Blackstone or MSCP, as applicable, on its behalf and may request us to make available shelf registration statements permitting sales of shares into the market from time to time over an extended period. In addition, the former members of VHS Holdings, LLC (including certain members of management) will have the ability to exercise certain piggyback registration rights with respect to shares of our Common Stock held by them, including shares received in connection with the merger of VHS Holdings, LLC into us prior to our initial public offering in June 2011, in connection with registered offerings requested by Blackstone or MSCP or initiated by us.

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

In consideration for Equity Healthcare's provision of access to these favorable arrangements and its monitoring of the contracted third parties' delivery of contracted services to us, we pay Equity Healthcare a fee of $2.50 per participating employee per month (“PEPM Fee”). During our 2013 fiscal year, we paid an aggregate amount of $222,605 in PEPM Fees to Equity Healthcare.

Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee otherwise payable by us, (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal or (c) arrange for additional services to us at no cost or reduced cost.

Equity Healthcare is an affiliate of Blackstone, with whom Michael A. Dal Bello, Dr. Robert Galvin and Neil P. Simpkins, members of our Board of Directors, are affiliated and in which they may have an indirect pecuniary interest. Dr. Galvin is also the chief executive officer of Equity Healthcare.

Commercial Transactions with Sponsor Portfolio Companies

Blackstone, MSCP and Metalmark are each sponsor private equity funds that have ownership interests in a broad range of companies. We have entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. None of these transactions or arrangements is of great enough value to be considered material to us.

Policy on Transactions with Related Persons

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). In February 2007, our Board of Directors first adopted a written policy reflecting certain practices to be followed in connection with any transaction between us and a “related person.”

Under this policy, any transaction with us in which a director, executive officer or beneficial holder of more than 5% of our total equity, or any immediate family member of the foregoing (each, a “related person”), has a direct or indirect material interest, and where the amount involved exceeds $120,000, such transaction referred to as a “related person transaction,” has to be specifically disclosed to our Board of Directors and has to be either approved or ratified by our Board of Directors.

In May 2011, our Board adopted a new written policy on transactions with related persons that is in conformity with the requirements upon issuers having publicly-held common stock that is listed on the NYSE. Under the new policy:

•
any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by a committee of our Board composed solely of independent directors who are disinterested or by the disinterested members of our Board; and

•
any employment relationship or transaction involving an executive officer and any related compensation must be approved by the Compensation Committee of our Board or recommended by the Compensation Committee to our Board for its approval.

In connection with the review and approval or ratification of a related person transaction:

•
management must disclose to the committee or disinterested directors, as applicable, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person's direct or indirect interest in, or relationship to, the related person transaction;

•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;

•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such laws and related rules; and

•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act of 2002.

In addition, the related person transaction policy provides that the committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee's status as an “independent,” “outside,” or “non-employee” director, as applicable, under the rules and regulations of the SEC, NYSE and the Internal Revenue Code.
Director Independence and Independence Determinations
Because our Sponsors and certain members of our management who are party to a stockholders agreement still own approximately 58.1% of our Common Stock, we are a “controlled company” within the meaning of the NYSE corporate governance standards, and therefore have chosen not to be subject to certain corporate governance standards, including the requirement that a majority of our Board consist of independent directors, and the requirement that we have a compensation committee and a nominating committee that is each composed entirely of independent directors.
Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless our Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries.
Our Board of Directors has established categorical standards of director independence to assist it in making independence determinations. These standards (which are included as an annex in our Corporate Governance Guidelines and may be found on the Corporate Governance Highlights page of the Investor Relations section on our website at www.vanguardhealth.com) set forth certain relationships between us and the directors and their immediate family members, or entities with which they are affiliated, that our Board of Directors, in its judgment, has determined to be material or immaterial in assessing a director's independence. Our Board's policy is to review the independence of all directors at least annually.
In the event a director has a relationship with us that is relevant to his or her independence and is not addressed by the categorical independence standards, our Board will determine in its judgment whether such relationship is material.
We have affirmatively determined that Messrs. Bredesen and D'Arcy and Ms. Burt are independent under the categorical standards for director independence set forth in the Corporate Governance Guidelines. Messrs. Martin, Simpkins, Dal Bello, Husain and Galvin are not considered to be independent directors as a result of their employment by us or their affiliation with our Sponsors.
Our Board has also determined that Messrs. Bredesen and D'Arcy and Ms. Burt are “independent” for purposes of Section 303A of the Listed Company Manual of NYSE and Section 10A(m)(3) of the Exchange Act.

Item 14.    Principal Accounting Fees and Services

Audit and Non-Audit Fees
The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our financial statements for fiscal year 2013 and 2012 and fees billed for other services rendered by Ernst & Young LLP for those periods:

	2013	2012
Audit Fees (1)	$1,584,531	$1,640,570
Audit-related fees (2)	1,995	1,995
Tax fees (3)	379,739	176,856
	$1,966,265	$1,819,421
_____________________

(1)
Includes the aggregate fees for the audit of our annual consolidated financial statements included in our Form 10-K and the review of our condensed consolidated financial statements included in our Form 10-Qs. The audit fees also include amounts for comfort letters and consents related to our SEC filings.

(2)	Includes fees billed for services related to research and consultation services.

(3)	Includes the aggregate fees for tax compliance, tax advice and tax planning.
During our fiscal year ended June 30, 2013, our Audit and Compliance Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Ernst & Young LLP’s independence and concluded that it was.
Consistent with SEC policies regarding auditor independence and the Audit and Compliance Committee’s charter, the Audit and Compliance Committee has responsibility for engaging, setting compensation for and reviewing the performance of our independent registered public accounting firm. In exercising this responsibility, the Audit and Compliance Committee pre-approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a) List of documents filed as part of this report.
(1) Financial Statements. The accompanying index to financial statements on page 102 of this Annual Report on Form 10-K is provided in response to this item.
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

VANGUARD HEALTH SYSTEMS, INC.		Date
By:	/s/ Charles N. Martin, Jr. Charles N. Martin, Jr.	August 19, 2013
Chairman of the Board, President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles N. Martin, Jr.	Chairman of the Board, President & Chief Executive Officer; Director	August 19, 2013
Charles N. Martin, Jr.	(Principal Executive Officer)

/s/ Phillip W. Roe	Executive Vice President, Chief Financial Officer & Treasurer	August 19, 2013
Phillip W. Roe	(Principal Financial Officer)

/s/ Gary D. Willis	Senior Vice President, Controller & Chief Accounting Officer	August 19, 2013
Gary D. Willis	(Principal Accounting Officer)

/s/ Philip N. Bredesen	Director	August 19, 2013
Philip N. Bredesen

/s/ Carol J. Burt	Director	August 19, 2013
Carol J. Burt

/s/ Stephen D’Arcy	Director	August 19, 2013
Stephen D’Arcy

/s/ Michael A. Dal Bello	Director	August 19, 2013
Michael A. Dal Bello

/s/ Robert Galvin, M.D.	Director	August 19, 2013
Robert Galvin, M.D.

/s/ M. Fazle Husain	Director	August 19, 2013
M. Fazle Husain

/s/ Neil P. Simpkins	Director	August 19, 2013
Neil P. Simpkins

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc. (1)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc. (1)

2.3	Indemnification Agreement, dated as of July 23, 2004, among VHS Holdings LLC, Vanguard Health Systems, Inc., and the stockholders and holders of options set forth therein (1)(2)

2.4
Purchase and Sale Agreement, dated as of June 10, 2010, by and among The Detroit Medical Center, Harper-Hutzel Hospital, Detroit Receiving Hospital and University Health Center, Children's Hospital of Michigan, Rehabilitation Institute, Inc., Sinai Hospital of Greater Detroit, Huron Valley Hospital, Inc., Detroit Medical Center Cooperative Services, DMC Orthopedic Billing Associates, LLC, Metro TPA Services, Inc. and Michigan Mobile PET CT, LLC (collectively, as Seller) and VHS of Michigan, Inc., VHS Harper-Hutzel Hospital, Inc., VHS Detroit Receiving Hospital, Inc., VHS Children's Hospital of Michigan, Inc., VHS Rehabilitation Institute of Michigan, Inc., VHS Sinai-Grace Hospital, Inc., VHS Huron Valley-Sinai Hospital, Inc., VHS Detroit Businesses, Inc. and VHS Detroit Ventures, Inc. (collectively, as Buyer) and Vanguard Health Systems, Inc. (3)

2.5
Letter Agreement, dated July 16, 2010, amending Section 5.2(b) of that certain Purchase and Sale Agreement dated as of June 10, 2010, by and among The Detroit Medical Center, Harper-Hutzel Hospital, Detroit Receiving Hospital and University Health Center, Children's Hospital of Michigan, Rehabilitation Institute, Inc., Sinai Hospital of Greater Detroit, Huron Valley Hospital, Inc., Detroit Medical Center Cooperative Services, DMC Orthopedic Billing Associates, LLC, Metro TPA Services, Inc. and Michigan Mobile PET CT, LLC (collectively, as Seller) and VHS of Michigan, Inc., VHS Harper-Hutzel Hospital, Inc., VHS Detroit Receiving Hospital, Inc., VHS Children's Hospital of Michigan, Inc., VHS Rehabilitation Institute of Michigan, Inc., VHS Sinai-Grace Hospital, Inc., VHS Huron Valley-Sinai Hospital, Inc., VHS Detroit Businesses, Inc. and VHS Detroit Ventures, Inc. (collectively, as Buyer) and Vanguard Health Systems, Inc. (4)

2.6	Amendment No. 1 to Purchase and Sale Agreement, dated as of October 29, 2010, by and between The Detroit Medical Center and Vanguard Health Systems, Inc. (5)

2.7	Letter Agreement, dated as of October 29, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC) and Vanguard Health Systems, Inc. (on behalf of each Buyer and Vanguard) (5)

2.8	Amendment No. 2 to Purchase and Sale Agreement, dated as of November 13, 2010, by and between The Detroit Medical Center and Vanguard Health Systems, Inc. (6)

2.9
Enforcement Agreement, dated November 17, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC), VHS of Michigan, Inc. (on behalf of each Buyer), Vanguard Health Systems, Inc. and the Michigan Department of Attorney General (6)

2.10
Monitoring and Compliance Agreement, dated November 17, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC), VHS of Michigan, Inc. (on behalf of each Buyer), Vanguard Health Systems, Inc. and the Michigan Department of Attorney General (6)

2.11	Amendment No. 3 to Purchase and Sale Agreement, dated as of December 31, 2010, by and between The Detroit Medical Center and Vanguard Health Systems, Inc. (7)

2.12	Amendment No. 4 to Purchase and Sale Agreement, dated as of December 31, 2010, by and between The Detroit Medical Center and Vanguard Health Systems, Inc. (7)

2.13
Settlement Agreement, effective as of December 31, 2010, by and among The Detroit Medical Center, Vanguard Health Systems, Inc. and the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services (7)

2.14	Agreement and Plan of Merger between VHS Holdings LLC and Vanguard Health Systems, Inc. (8)

Exhibit No.	Description

2.15
Asset Purchase Agreement, dated August 31, 2011, by and among Valley Baptist Health System, Valley Baptist Medical Center, Valley Baptist Medical Center - Brownsville, Valley Baptist Medical Development Corporation, VB Realty Corporation, VB Realty II, LLC, Valley Baptist Insurance Holdings, Inc., Valley Baptist Hospital Holdings, Inc., Valley Baptist Management Services Corporation, Valley Baptist Medical Foundation, VHS Valley Health System, LLC, VHS Harlingen Hospital Company, LLC, VHS Brownsville Hospital Company, LLC, VHS Valley Holdings, LLC, VHS Valley Real Estate Company, LLC, Vanguard Health Financial Company, LLC, VHS Valley Management Company, Inc. and Vanguard Health Systems, Inc. (9)

2.16	Agreement and Plan of Merger, dated as of June 24, 2013, by and among Vanguard Health Systems, Inc., Tenet Healthcare Corporation and Orange Merger Sub, Inc. (10)

3.1	Second Amended and Restated Certificate of Incorporation of Vanguard Health Systems, Inc. (8)

3.2	Amended and Restated By-Laws of Vanguard Health Systems, Inc. (8)

4.1
Indenture, dated as of January 29, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, including the form of 8% Senior Notes due 2018 (11)

4.2
First Supplemental Indenture, dated as of February 25, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the guarantors party thereto and the Trustee (12)

4.3
Second Supplemental Indenture, dated as of July 14, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (13)

4.4
Third Supplemental Indenture, dated as of August 18, 2010, relating to the 8% Senior Notes due 2018, among VHS Westlake Hospital, Inc., VHS West Suburban Medical Center, Inc., VHS Acquisition Subsidiary Number 4, Inc., Midwest Pharmacies, Inc., Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (4)

4.5
Fourth Supplemental Indenture, dated as of November 1, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, In., the other guarantors named therein and U.S. Bank National Association, as trustee (14)

4.6
Fifth Supplemental Indenture, dated as of January 11, 2011, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (14)

4.7
Sixth Supplemental Indenture, dated as of September 22, 2011, relating to the 8% Senior Notes due 2018, among VHS Valley Management Company, Inc., Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company I, LLC, Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (15)

4.8
Seventh Supplemental Indenture, dated as of March 30, 2012, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company I, LLC, Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (15)

4.9
Eighth Supplemental Indenture, dated as of July 23, 2012, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company I, LLC, Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (16)

4.10
Indenture, dated as of January 26, 2011, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee, including the form of 7.750% Senior Notes due 2019 (17)

Exhibit No.	Description

4.11
First Supplemental Indenture, dated as of September 22, 2011, relating to the 7.750% Senior Notes due 2019, among VHS Valley Management Company, Inc., Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc. and U.S. Bank National Association, as trustee (15)

4.12
Second Supplemental Indenture, dated as of March 30, 2012, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (18)

4.13
Third Supplemental Indenture, dated as of July 23, 2012, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (16)

4.14
Indenture, dated as of January 26, 2011, relating to the 10.375% Senior Discount Notes due 2016, between Vanguard Health Systems, Inc. and U.S. Bank National Association, as trustee, including the form of 10.375% Senior Discount Notes due 2016 (17)

4.15
Registration Rights Agreement, dated as of January 29, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated (11)

4.16
Registration Rights Agreement, dated as of July 14, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and Bank of America Securities LLC and Barclays Capital Inc., on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (13)

4.17
Registration Rights Agreement, dated as of January 26, 2011, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the other guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (17)

4.18
Registration Rights Agreement, dated as of January 26, 2011, relating to the 10.375% Senior Discount Notes due 2016, between Vanguard Health Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (17)

4.19
Registration Rights Agreement, dated as of March 30, 2012, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (18)

4.20	Registration Rights Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc. and the stockholders of Vanguard Health Systems, Inc. named therein (47)

4.21	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of VHS Acquisition Subsidiary Number 5, Inc., dated as of September 8, 2004 (1)

10.1
Credit Agreement, dated as of January 29, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Health Holding Company I, LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the other parties thereto (11)

10.2
Amendment No. 1, dated as of March 14, 2013, to the Credit Agreement, dated as of January 29, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Health Holding Company I, LLC, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Issuing Lender and Swingline Lender (19)

Exhibit No.	Description

10.3	Security Agreement, dated as of January 29, 2010, made by each assignor party thereto in favor of Bank of America, N.A., as collateral agent (12)

10.4	Vanguard Guaranty, dated as of January 29, 2010, made by Vanguard Health Systems, Inc. in favor of Bank of America, N.A., as administrative agent (12)

10.5	Subsidiaries Guaranty, dated as of January 29, 2010, made by each of the guarantors party thereto in favor of Bank of America, N.A., as administrative agent (12)

10.6	Pledge Agreement, dated as of January 29, 2010, among each of the pledgors party thereto and Bank of America, N.A., as collateral agent (12)

10.7
Incremental Commitment Agreement, dated as of April 24, 2012, between Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company I, LLC, Vanguard Health Systems, Inc. and the other guarantors named therein, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank, N.A. and Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender (20)

10.8	Transaction and Monitoring Fee Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C., and Metalmark Management LLC (1)

10.9	Letter Agreement, dated as of May 26, 2011, related to the Transaction and Monitoring Fee Agreement (8)

10.10	Amendment and Termination Agreement, dated as of June 17, 2011, by and among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C. and Metalmark Management LLC (46)

10.11	VHS Holdings LLC 2004 Unit Plan (1)(2)

10.12	First Amendment of VHS Holdings LLC 2004 Unit Plan (2)(21)

10.13	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of September 23, 2004 (1)(2)

10.14	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004 (2)(47)

10.15	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2005 (2)(22)

10.16	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of October 1, 2007 (2)(23)

10.17	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of May 5, 2009 (2)(24)

10.18	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of May 31, 2011 (2)(25)

10.19	Amendment No. 6 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of October 1, 2011 (2)(15)

10.20	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of September 23, 2004 (1)(2)

10.21	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2004 (2)(47)

10.22	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore , dated as of December 1, 2005 (2)(22)

10.23	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of October 1, 2007 (2)(23)

Exhibit No.	Description

10.24	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of November 7, 2007 (2)(23)

10.25	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of June 30, 2008 (2)(26)

10.26	Amendment No. 6 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of May 31, 2011 (2)(25)

10.27	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of September 23, 2004 (1)(2)

10.28	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004 (2)(47)

10.29	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2005 (2)(22)

10.30	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of October 1, 2007 (2)(23)

10.31	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of May 5, 2009 (2)(24)

10.32	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of May 31, 2011 (2)(25)

10.33	Amendment No. 6 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of October 1, 2011 (2)(15)

10.34	Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of November 15, 2007 (2)(23)

10.35	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of May 5, 2009 (2)(24)

10.36	Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of May 31, 2011 (2)(25)

10.37	Amendment No. 3 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of October 1, 2011 (2)(15)

10.38	Amendment No. 4 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of October 1, 2012 (2)(16)

10.39	Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of November 15, 2007 (2)(23)

10.40	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of May 5, 2009 (2)(24)

10.41	Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of May 31, 2011 (2)(25)

10.42	Amendment No. 3 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of October 1, 2011 (2)(15)

10.43	Amendment No. 4 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of October 1, 2012 (2)(16)

10.44	Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D., dated as of December 31, 2008 (2)(24)

Exhibit No.	Description

10.45	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D., dated as of May 5, 2009 (2)(24)

10.46	Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D., dated as of May 31, 2011 (2)(25)

10.47	Employment Agreement between Vanguard Health Systems, Inc. and Bradley A. Perkins, M.D., dated as of July 1, 2009 (2)(24)

10.48	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Bradley A. Perkins, M.D., dated as of May 31, 2011 (2)(25)

10.49	Employment Agreement between Vanguard Health Systems, Inc. and James H. Spalding, dated as of September 1, 2011 (2)(9)

10.50	Employment Agreement, dated as of October 1, 2011, between Vanguard Health Systems, Inc. and Alan G. Thomas (2)(15)

10.51	Employment Agreement, dated as of February 27, 2012, between Vanguard Health Systems, Inc. and Timothy M. Petrikin (2)(27)

10.52	Form of Amended and Restated Severance Protection Agreement of Vanguard Health Systems, Inc., dated as of September 23, 2004, for Vice Presidents and above (1)(2)

10.53	Form of Severance Protection Agreement of Vanguard Health Systems, Inc. in use for Vice Presidents and above employed after October 1, 2007 (2)(26)

10.54	Form of Amendment to Severance Protection Agreement (2)(8)

10.55
Form of Amendment No. 1 to Severance Protection Agreement, dated as of October 1, 2007, between Vanguard Health Systems, Inc. and each of its executive officers (other than executive officers who have entered into employment agreements) (2)(23)

10.56	Amended and Restated Agreement between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. executed on September 8, 2004, but effective as of September 1, 2004 (1)

10.57	Letter, dated March 16, 2010, from Vanguard Health Systems Inc. to the Detroit Medical Center (28)

10.58	License Agreement between Baptist Health System and VHS San Antonio Partners, L.P., dated as of January 1, 2003 (29)

10.59	Vanguard Health Systems, Inc. Annual Incentive Plan (2)(8)

10.60	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan (2)(30)

10.61	Vanguard Health Systems, Inc. 2009 Long Term Incentive Plan (2)(31)

10.62	Vanguard Health Systems, Inc. Amended and Restated 2009 Long Term Incentive Plan, dated as of May 3, 2011 (2)(8)

10.63	Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (1)(2)

10.64	Amendment Number 1 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 28, 2005 (2)(22)

10.65	Amendment Number 2 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 15, 2006 (2)(32)

10.66	Amendment Number 3 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective April 15, 2006 (2)(32)

10.67	Amendment Number 4 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 13, 2006 (2)(33)

Exhibit No.	Description

10.68	Amendment Number 5 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective May 6, 2008 (2)(34)

10.69	Amendment Number 6 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 13, 2009 (2)(35)

10.70	Amendment No. 7 to Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (2)(31)

10.71	Form of Performance Option Under 2004 Stock Incentive Plan (2)(47)

10.72	Form of Time Option Under 2004 Stock Incentive Plan (2)(47)

10.73	Form of Liquidity Event Option Under 2004 Stock Incentive Plan (2)(47)

10.74	Form of Restricted Stock Unit Agreement (Time Vesting RSUs) used under Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (2)(36)

10.75	Form of Restricted Stock Unit Agreement (Liquidity Event RSUs) used under Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (2)(36)

10.76	Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (2)(8)

10.77	Form of Nonqualified Stock Option Agreement (Conversion Replacement Award) under 2011 Stock Incentive Plan (2)(8)

10.78	Form of Restricted Share Award Agreement (Conversion Replacement Award) under 2011 Stock Incentive Plan (2)(8)

10.79	Form of Restricted Stock Unit Agreement (Performance Vesting RSU - EBITDA) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (2)(9)

10.80	Form of Restricted Stock Unit Agreement (Performance Vesting RSU - EPS) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (2)(9)

10.81	Form of Restricted Stock Unit Agreement (Time Vesting RSU) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (2)(9)

10.82	Form of Nonqualified Stock Option Agreement (Time Option) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (2)(9)

10.83
Stockholders Agreement, dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and the employees identified on the signature pages thereto (1)

10.84
Amendment No. 1, dated as of November 3, 2009, to Stockholders Agreement, dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and Charles N. Martin, Jr., as proxyholder for certain employees party thereto (37)

10.85	2011 Stockholders Agreement of Vanguard Health Systems, Inc., dated as of June 21, 2011, among Vanguard Health Systems, Inc. and the other stockholders identified therin (8)

10.86	Amendment No. 1 to 2011 Stockholders Agreement of Vanguard Health Systems, Inc., dated as of January 26, 2012, among Vanguard Health Systems, Inc. and the stockholders identified therein (27)

10.87	Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004 (1)

10.88	Amendment No. 1, dated as of November 3, 2005, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC (22)

Exhibit No.	Description

10.89
Waiver No. 1, dated as of May 22, 2008, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004, as amended by Amendment No. 1, dated as of November 3, 2005 (26)

10.90	Amendment No. 2, dated as of January 13, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC (12)

10.91	Amendment No. 3, dated as of January 28, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC (12)

10.92
Letter, dated May 13, 2008, from the Arizona Health Care Cost Containment System to VHS Phoenix Health Plan, LLC, countersigned by VHS Phoenix Health Plan, LLC on May 13, 2008 awarding Contract No. YH09-0001-07 (38)

10.93	Arizona Health Care Cost Containment System Administration RFP re Contract No. YH09-0001-07 with VHS Phoenix Health Plan, LLC awarded May 1, 2008 (26)

10.94
Solicitation Amendments to RFP numbers One, Two, Three, Four and Five, dated February 29, 2008, March 14, 2008, March 26, 2008, March 28, 2008 and April 10, 2008, respectively, to Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 with VHS Phoenix Health Plan, LLC (26)

10.95
Contract Amendment Number 1, executed on September 23, 2008, but effective as of October 1, 2008, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (39)

10.96
Contract Amendment Number 2, executed on January 16, 2009, but effective as of January 15, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (40)

10.97
Contract Amendment Number 3, executed on April 6, 2009, but effective as of May 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (35)

10.98
Contract Amendment Number 4, executed on July 7, 2009, but effective as of August 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (24)

10.99
Contract Amendment Number 5, executed on July 7, 2009, but effective as of August 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (24)

10.100
Contract Amendment Number 6, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (41)

10.101
Contract Amendment Number 7, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (41)

10.102
Contract Amendment Number 8, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (41)

10.103
Contract Amendment Number 9, executed on October 13, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (41)

Exhibit No.	Description

10.104
Contract Amendment Number 10, executed on September 9, 2010, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (4)

10.105
Contract Amendment Number 11, executed on October 25, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (14)

10.106
Contract Amendment Number 12, executed on November 5, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (14)

10.107
Contract Amendment Number 13, executed on January 17, 2011, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (14)

10.108
Contract Amendment Number 14, executed on February 9, 2011, but effective as of April 1, 2011, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (28)

10.109
Contract Amendment Number 15, executed on May 2, 2011, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (25)

10.110
Contract Amendment Number 16, executed on September 9, 2011, but effective as of October 1, 2011, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (9)

10.111
Contract Amendment Number 17, dated as of February 29, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (27)

10.112
Contract Amendment Number 18, dated as of May 8, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (15)

10.113
Contract Amendment Number 19, dated as of September 28, 2012, but effective as of October 1, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (16)

10.114
Contract Amendment Number 20, dated as of May 29, 2013, but effective as of October 1, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.115
Letter, dated April 17, 2013, from the Arizona Health Care Cost Containment System to Mrs. Nancy Novick, Chief Executive Officer of Phoenix Health Plan, regarding clarification of the capped contract in Maricopa County, Arizona (42)

10.116	Form of Indemnification Agreement between the Company and each of its directors and executive officers (2)(43)

10.117	Form of Amendment to Employment Agreement (2)(8)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of Vanguard Health Systems, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Asset Purchase Agreement, dated as of March 17, 2010, among West Suburban Medical Center, Westlake Community Hospital, Resurrection Services, Resurrection Ambulatory Services, VHS Westlake Hospital, Inc., and VHS West Suburban Medical Center, Inc. (44)

99.2
First Amendment to Asset Purchase Agreement, dated as of July 31, 2010, among West Suburban Medical Center, Westlake Community Hospital, Resurrection Services, Resurrection Ambulatory Services, VHS Westlake Hospital, Inc., VHS West Suburban Medical Center, Inc., VHS Acquisition Subsidiary Number 4, Inc., Midwest Pharmacies, Inc. and MacNeal Physicians Group, LLC (44)

99.3	Voting Agreement, dated as of June 24, 2013, by and among Tenet Healthcare Corporation and the stockholders of Vanguard Health Systems, Inc. identified therein (10)

101
The following financial information from our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on August 23, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at June 30, 2012 and 2011, (ii) the consolidated statements of operations for the years ended June 30, 2012, 2011 and 2010, (iii) the consolidated statements of comprehensive income (loss) for the years ended June 30, 2012, 2011 and 2010, (iv) the consolidated statements of equity for the years ended June 30, 2012, 2011 and 2010, (v) the consolidated statements of cash flows for the years ended June 30, 2012, 2011 and 2010, and (vi) the notes to consolidated financial statements (45)

______________

(1)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Registration Statement on Form S-4 first filed on November 12, 2004 (Registration No. 333-120436).

(2)	Management compensatory plan or arrangement.

(3)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on June 15, 2010.

(4)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 9, 2010.

(5)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on November 4, 2010.

(6)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on November 18, 2010.

(7)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on January 5, 2011.

(8)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Registration Statement on Form S-1/A filed on June 6, 2011 (Registration No. 333-173547).

(9)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 4, 2011.

(10)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on June 24, 2013.

(11)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on February 3, 2010.

(12)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Registration Statement on Form S-4 first filed on March 3, 2010 (Registration No. 333-165157).

(13)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on July 19, 2010.

(14)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, filed on February 9, 2011.

(15)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Annual Report on Form 10-K for the annual period ended June 30, 2012, filed on August 24, 2012.

(16)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 1, 2012.

(17)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on January 28, 2011.

(18)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on April 2, 2012.

(19)	Incorporated by reference from Exhibit 10.1 to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on March 19, 2013.

(20)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on April 30, 2012.

(21)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Annual Report on Form 10-K for the annual period ended June 30, 2005, filed on September 13, 2005.

(22)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed on February 9, 2006.

(23)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed on February 12, 2008.

(24)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Annual Report on Form 10-K for the annual period ended June 30, 2009, filed on September 3, 2009.

(25)	Incorporated by reference from exhibits to Vanguard Health Systems Inc.'s Annual Report on Form 10-K for the annual period ended June 30, 2011, filed on August 25, 2011.

(26)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Annual Report on Form 10-K for the annual period ended June 30, 2008, filed on September 23, 2008.

(27)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed on May 3, 2012.

(28)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Registration Statement on Form S-4 first filed on April 8, 2011 (Registration No. 333-173401).

(29)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on January 14, 2003.

(30)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Registration Statement on Form S-1/A filed on January 9, 2002 (Registration No. 333-71934).

(31)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on August 21, 2009.

(32)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed on May 12, 2006.

(33)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed on February 13, 2007.

(34)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on May 12, 2008.

(35)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 12, 2009.

(36)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Annual Report on Form 10-K for the annual period ended June 30, 2010, filed on August 26, 2010.

(37)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed on February 9, 2010.

(38)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on May 16, 2008.

(39)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed on November 12, 2008.

(40)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, filed on February 12, 2009.

(41)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 10, 2009.

(42)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on May 2, 2013

(43)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on May 6, 2009.

(44)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on August 4, 2010.

(45)
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

(46)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Registration Statement on Form S-1/A filed on June 21, 2011 (Registration No. 333-173547).

(47)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Registration Statement on Form S-4/A filed on December 13, 2004 (Registration No. 333-120436).