Form 10-K/A
period 2013-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2013-10-01
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
As of September 23, 2013, there were 78,267,445 shares of the Registrant’s Common Stock outstanding.

VANGUARD HEALTH SYSTEMS, INC.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, that was filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2013 (the “Original Filing”). We are filing this Amendment to include certain information required by Part III that was not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2013. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
Except as set forth in Part III below and the revisions to the Exhibit Index, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

Item 11.     Executive Compensation
Overview
This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2013 to: Charles N. Martin, Jr., our Chairman, President and Chief Executive Officer (principal executive officer); Phillip W. Roe, our Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer); and our three other most highly compensated executive officers, Keith B. Pitts, our Vice Chairman, Bradley A. Perkins, M.D., our Executive Vice President-Strategy & Innovation and Chief Transformation Officer, and Timothy M. Petrikin, our Executive Vice President, Ambulatory Care Services. We refer to these five executive officers as our “named executive officers.”
In September 2004, private equity investment funds associated with The Blackstone Group ("Blackstone") acquired a controlling interest in us (the “2004 Merger”) from private equity funds associated with Morgan Stanley Capital Partners ("MSCP" and together with Blackstone, the "Sponsors"), management and certain other private investors. In the 2004 Merger, MSCP retained a significant equity interest in us. Thus, from September 2004 until we consummated our initial public offering in June 2011, we were privately held and controlled by the Sponsors with a Board made up principally of representatives of the Sponsors and our Chief Executive Officer. As discussed in more detail below, various aspects of named executive officer compensation were negotiated and determined at the time of the 2004 Merger.
As a privately-owned company with a relatively small Board, from September 2004 until our June 2011 initial public offering, our entire Board acted as our Compensation Committee and oversaw and administered our executive compensation program. Our Board, in acting as the Compensation Committee, operated somewhat informally without a written charter in discharging its responsibilities relating to the compensation of our executive officers. Our Chief Executive Officer presented cash, equity and benefits compensation recommendations to our Board for its consideration and approval, but did not make any recommendations with respect to his own compensation. Our Board reviewed these proposals and made all final compensation decisions for our executive officers by exercising its discretion in accepting, modifying or rejecting any such recommendations.
Following our initial public offering in June 2011, we established a separate Compensation Committee, which now has the responsibility to administer our executive compensation program.
Philosophy of Executive Compensation Program
The overall aim of our executive compensation program is to promote our strategic business initiatives and financial performance objectives, as well as to create and maintain our equity value. The following are the principal objectives in the design of our executive compensation program:

•	attract, retain, and motivate superior management talent critical to our long-term success with compensation that is competitive within the marketplace;

•	maintain a reasonable balance among base salary, annual cash incentive payments and equity-based incentive compensation and other benefits;

•	ensure that compensation levels reflect the internal value and future potential of each executive and the achievement of outstanding individual results;

•	link executive compensation to the creation and maintenance of long-term equity value;

•	promote equity ownership by executives to align their interests with the interests of our equity holders and as a retention tool for key executives; and

•	ensure that incentive compensation is linked to the achievement of specific financial and strategic objectives, which are established in advance and approved by the Compensation Committee.
The Compensation Committee strives to make compensation decisions that effectively support our compensation objectives and reflect the contributions by executive officers. Our general practice is to offer a mix of fixed and at-risk compensation, providing to our executive officers total cash compensation (base salary and target cash incentive compensation) between the median range and the 75th percentile for similar executive officers within our peer group, and total direct compensation (total cash compensation and target equity-based incentive compensation) at the median range of similar executive officers within our peer group. The targets for our annual incentive compensation plan carry high thresholds — all targets require a minimum of 96% achievement before any payout is made to the executive, and then only at a 20% level. Furthermore, additional incentive compensation may be earned if performance above the targets is achieved. By targeting total direct compensation to the median range but providing for a higher level of payment (75th percentile) for total cash compensation, we believe we provide a proper balance of short-term and long-term performance goals, thereby aligning our executives’ interests with both the risk tolerance and performance objectives of our stockholders to ensure that our executive compensation program is directly related to stockholder value and our overall performance.
Compensation Determination Process
Our Compensation Committee is responsible for, among other things, making all determinations regarding the compensation of our executive officers, including our named executive officers.
In connection with the consummation of our initial public offering, our Compensation Committee engaged Compensation Advisory Partners LLC (“CAP”) to advise it concerning the fiscal year 2012, post-initial public offering compensation of our senior executive officers, including our named executive officers. The Compensation Committee also engaged CAP in July 2012 to advise it concerning the fiscal year 2013 compensation of our senior executive officers, including our named executive officers. CAP was engaged to select and determine an appropriate peer group of companies for us, assess competitive pay levels for our named executive officers and assist in determining the appropriate amount of equity to grant on an annual basis as well as the appropriate amount of equity to reserve. CAP provided data on market compensation practices and advised the Compensation Committee on executive compensation decisions generally as well as the design and structure of our executive compensation plans and policies. CAP prepared a detailed report for each fiscal year that analyzed the total direct compensation paid by our peer companies, which included base salary, target bonus opportunity and equity compensation. The report also included information concerning the size of the equity grants and the performance measures used by our peer companies with respect to their long-term equity incentive plans.
In order to compare our compensation to other healthcare companies, for CAP's fiscal year 2013 report, the consultant selected a peer group of the following nine healthcare companies that own and operate hospitals or other healthcare facilities:

HCA Holdings, Inc.	Universal Health Services, Inc.
Community Health Systems, Inc.	Kindred Healthcare, Inc.
Tenet Healthcare Corporation	Select Medical Holdings Corporation
Health Management Associates, Inc.	HealthSouth Corporation
LifePoint Hospitals, Inc.
The Compensation Committee believes that the peer group includes several companies against which we compete for management talent. The composition of our peer group will be periodically reviewed and updated by the Compensation Committee with assistance from an independent compensation consultant.
The Compensation Committee, working with its compensation consultant, endeavors to have the annual base salaries and performance-based contingent compensation of our named executive officers set at levels that it believes are competitive with similar compensation that is earned, or may be earned, by executive officers at our peer group companies.
We believe that compensation paid to our executive officers should be aligned closely with our short-term and long-term financial performance goals. As a result, a portion of executive compensation will be “at risk” and tied to the attainment of previously established financial goals. However, we also believe that it is prudent to provide competitive base salaries and benefits to attract and retain superior talent in order to achieve our strategic objectives.

Elements of Our Executive Compensation Program
In fiscal year 2013, the principal elements of our compensation for our executive officers, including our named executive officers, were:

•	base salaries;

•	cash incentive compensation opportunities;

•	long-term equity-based incentive compensation; and

•	benefits and executive perquisites.
Each of the elements of our compensation program is discussed in further detail below.
Base Salaries
Annual base salaries reflect the fixed component of the compensation for an executive’s ongoing contribution to the operating performance of his or her functional area of responsibility with us. The Compensation Committee believes that base salaries must be competitive based upon the scope of responsibilities and market compensation of similar executives, but that a substantial portion of compensation should also be reserved for other compensation elements that are directly related to company performance. To determine market levels of base salary compensation, our Human Resources Department has typically provided our Chief Executive Officer and our Compensation Committee with market data from the U.S. healthcare provider industry on annual basis. Our Human Resources Department usually gathered market data from the following sources: Mercer LLC; Sullivan, Cotter & Associates; and Salary.com (which is a division of Kenexa Corporation). All of such market data was broad-based (e.g., the Mercer data came from 130 hospitals and healthcare systems, for-profit as well as non-profit) and was used only to assist the Chief Executive Officer and our Board to obtain a general understanding of current base salary levels in comparable executive positions. Also, prior to hiring CAP, the last time our Board used benchmarking against a peer group of companies in establishing base salaries was our fiscal year 2009. Other factors such as internal equity and comparability are also considered when establishing a base salary for a given executive. Our Board also utilizes the experience, market knowledge and insight of its members in evaluating the competitiveness of current salary levels. Our Human Resources Department is also a resource for such additional information as needed by our Chief Executive Officer or our Compensation Committee.
Generally, base salaries of all executive officers, including the named executive officers, are reviewed and adjusted by the Compensation Committee once per year based upon the recommendations of our Chief Executive Officer (except he makes no recommendation as to his own salary). In turn, our Chief Executive Officer bases his recommendations upon his assessment of each executive’s performance, our overall budgetary guidelines and market data provided to him by our Human Resources Department. Prior to fiscal 2012, salary adjustments were typically made as of July 1 of each year (which is the first day of our fiscal year). Beginning in fiscal 2012, salary adjustments have been made effective as of October 1. The effective date of salary adjustments was changed for budgetary reasons and to have the salary increases for the executive officers be on the same date as the salary increases for our corporate employees. In addition to the annual salary review, based upon the recommendations of our Chief Executive Officer, the Compensation Committee may also adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness in the market.
After reviewing the data and recommendations provided by CAP in its fiscal year 2013 report, which included information on the compensation paid by our peer companies, and analyzing the total compensation package, including base salary, cash bonus opportunity and equity grants, that we offer in comparison to our peer group, in September 2012, the Compensation Committee approved a raise for one of our named executive officers, effective on October 1, 2012. Mr. Roe’s annual base salary was increased to $675,000. Mr. Roe received a raise as the data included in the CAP report indicated that the total compensation paid to Mr. Roe was below the median paid to similar executives within our peer group. The salary for each named executive officer for our fiscal year ended June 30, 2013 is reported in the Summary Compensation Table below.
Cash Incentive Compensation
Annual Incentive Plan
Annual cash incentive awards are available to our named executive officers, as well as to our other executive officers, under the Vanguard Health Systems, Inc. 2001 Annual Incentive Plan, which we amended and restated as the Annual Incentive Plan in connection with our initial public offering in June 2011 (as amended, the “Annual Incentive Plan”). The Annual Incentive Plan is designed to align our executives’ short-term cash compensation opportunities with our annual financial and operational goals and the growth objectives of our stockholders and to motivate our executives’ annual performance. Performance criteria for our consolidated operations and/or for any individual business unit or division established for an award for a given performance period under the Annual Incentive Plan may include: (i) basic or diluted earnings per share; (ii) cash flow; (iii) economic value added (i.e. after-tax operating profit less the annual total cost of capital); (iv) income, which may include net income and operating income; (v) quality of service and/or patient care; (vi) return measures (including, but not limited to, return on assets, capital, equity or sales); (vii) EBITDA or Adjusted EBITDA; or (viii) our stock price (including, but not limited to, growth measures and total stockholder return).
Under the Annual Incentive Plan, our Board has historically established (although it has delegated this duty to the Compensation Committee starting with our 2012 fiscal year) specific earnings-related, cash flow or operations-related goals for all of our executive officers, including our named executive officers, for the fiscal year based upon the recommendations of our Chief Executive Officer. The executive officers are eligible to receive a cash award or awards based primarily on the extent to which we meet our overall pre-established earnings, cash flow and/or other operations-related goals. Typically, in recent years the goals for our executive officers have been company-wide although if an executive officer has been a Market President, then the goals for such executive officer have related to their market's performance. The Compensation Committee determines one or more target awards for each executive officer, designates an overall performance level or levels required to earn each target award and may also determine threshold performance levels at which minimum awards are earned and performance levels that result in maximum awards to be paid. Target awards may vary among executives based on competitive market practices for comparable positions, their decision-making authority and their ability to affect financial and operational performance. In addition to performance-related awards, the Compensation Committee may make and pay out discretionary cash awards at any time. The Compensation Committee has the discretion to adjust the annual performance targets during the year in the event of acquisitions and divestitures, restructured or discontinued operations, or other extraordinary or unusual events occurring during the year. The Compensation Committee evaluates the allocation factors within the Annual Incentive Plan on an annual basis and has the flexibility to decrease any award and/or adjust the structure, including allocation percentages, as needed in order to better align the incentives under the Annual Incentive Plan, as well as to make other determinations under the Annual Incentive Plan, including whether and to what extent performance goals have been achieved following the end of a performance period. Also, our Chief Executive Officer may, in his or her sole discretion, reduce an award earned by an executive officer if our Chief Executive Officer concludes that such executive officer has failed at any time during his or her employment with us to exhibit business or personal behavior in compliance with our Code of Business Conduct and Ethics, our Compliance Manual, any of our legal, accounting and human resources policies or applicable law or regulations. We retain the discretion to amend or discontinue the Annual Incentive Plan and/or any award granted under the Annual Incentive Plan in the future, subject to the terms of the existing awards and the requirements of applicable law.
Fiscal 2013
The target percentages of base salary set for fiscal 2013 and the threshold, target and maximum payments (expressed as a percentage of base salary) for each of our named executive officers for fiscal 2013 were as follows:

Percentage of Base Salary	Charles N. Martin, Jr.	Phillip W. Roe	Keith B. Pitts	Bradley A. Perkins	Timothy M. Petrikin
Target	120%	100%	100%	100%	100%
Threshold	24%	20%	20%	20%	20%
Maximum	180%	150%	150%	150%	150%

Financial Weightings
Consolidated Adjusted EBITDA (1)	60%	60%	60%	60%	60%
Consolidated free cash flow (2)	20%	20%	20%	20%	20%
Earnings per share	20%	20%	20%	20%	20%
______________

(1)
Adjusted EBITDA is defined by us as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, non-controlling interests, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, pension expense (credits), and discontinued operations, net of taxes.

(2)
Free cash flow is defined by us as Adjusted EBITDA minus certain capital expenditures, except those construction projects which we are allowed to exclude from our covenant limiting our annual capital expenditures found in our principal credit facility, adjusted for a working capital component.

For fiscal 2013, the target awards for our named executive officers were 60% based upon us achieving a consolidated Adjusted EBITDA performance goal of $578,605,736, 20% based upon us achieving a consolidated free cash flow performance goal of $345,040,513 and 20% based upon us achieving an earnings per share performance goal of $0.93.
On January 22, 2013, the Compensation Committee adopted an amendment to the Annual Incentive Plan and certain amendments to the 2013 Incentive Plan. The amendments to the Annual Incentive Plan and the 2013 Incentive Plan affected all participants in the 2013 Incentive Plan, including the Company's named executive officers.
The Compensation Committee amended the Annual Incentive Plan to ensure that the cash bonus awards payable with respect to the 2013 Incentive Plan were deductible by us for federal income tax purposes during our 2013 fiscal year. The amendment to the Annual Incentive Plan provided that, with respect to the 2013 Incentive Plan, the Compensation Committee had no discretion after the end of our 2013 fiscal year to adjust, amend or eliminate any performance criteria or performance goals under the 2013 Incentive Plan (except for any mandatory adjustments required under the terms of the 2013 Incentive Plan or pursuant to Compensation Committee action taken prior to the end of fiscal 2013) or to reduce the aggregate amount of cash awards that would be payable for fiscal 2013.
The 2013 Incentive Plan initially provided that the cash awards earned by our executive officers for fiscal year 2013 will be paid in September 2013, except that the amounts earned in excess of 100% of the target awards will be paid as follows: 1/3 in September 2013, 1/3 in September 2014 and 1/3 in September 2015. In order to ensure that all cash bonus awards payable with respect to the 2013 Incentive Plan were deductible by us for federal income tax purposes during our fiscal year, the Compensation Committee amended the 2013 Incentive Plan to eliminate the deferral of payments and provide that the entire cash award earned by the participants shall be payable in September 2013. Further, the Compensation Committee amended the 2013 Incentive Plan to provide that employees who, after the end of the 2013 fiscal year but prior to the payment of the cash award, are terminated for cause or voluntarily resign shall not be eligible to receive any cash award with respect to our 2013 fiscal year. Finally, the Compensation Committee approved a technical amendment to the 2013 Incentive Plan to adjust the consolidated free cash flow performance goal to correct the classification of certain capital expenditures. Certain capital expenditures had been originally classified as special construction projects excluded from the computation of the free cash flow goal when they should have been classified as routine capital expenditures that should have been included in the computation of the free cash flow goal. The inclusion of these capital expenditures in determining the free cash flow performance goal had the effect of reducing the free cash flow performance goal for all participants.
In addition, the Compensation Committee adjusted the payment schedule for the cash awards pursuant to the cash bonus plan adopted by the Compensation Committee for our 2012 fiscal year (the “2012 Incentive Plan”). The 2012 Incentive Plan had provided for the deferral of the portion of the cash award exceeding 100% of the target awards similar to as initially provided in the 2013 Incentive Plan as described above. In order to ensure the deductibility of the remaining payments under the 2012 Incentive Plan, the Compensation Committee adjusted the deferred payments such that all remaining payments under the 2012 Incentive Plan will be paid to participants in September 2013 at the same time as the awards are paid pursuant to the 2013 Incentive Plan.
Our named executive officers earned 150% of their target award with respect to the consolidated free cash flow performance goal for fiscal 2013 by our obtaining a consolidated free cash flow of $376,129,518. In addition, our named executive officers also earned 20% of their target award with respect to the consolidated Adjusted EBITDA performance goal under our Annual Incentive Plan for fiscal 2013 by our obtaining a consolidated Adjusted EBITDA level of $556,533,033. Our named executive officers did not earn any of their target award with respect to the earnings per share goal for fiscal 2013 as we failed to obtain at least 96% of our earnings per share goal of $0.93. Therefore, each of our named executive officers earned 42% of his total target bonus opportunity for fiscal year 2013.
The awards above were approved by the Compensation Committee in August 2013 and were paid to our named executive officers during August 2013 in the individual amounts set forth in the column of the Summary Compensation Table entitled “Non-Equity Incentive Plan Compensation.”
Our Board has historically (and since our initial public offering our Compensation Committee has) attempted to maintain consistency year over year with respect to the difficulty of achieving the financial performance goals under our Annual Incentive Plan. The financial performance goals used by our Board in recent years, including fiscal year 2013, for the annual incentive awards for our executive officers, including our named executive officers (Adjusted EBITDA, free cash flow and earnings per share) are identical to or derived from our consolidated annual Adjusted EBITDA and capital expenditures budgets approved at the beginning of each fiscal year by our Board. Our consolidated annual Adjusted EBITDA budget and, accordingly, the annual consolidated Adjusted EBITDA financial target typically increase each year to promote continuous growth consistent with our business plan. Despite these increases, the financial performance targets are designed to be realistic and attainable though slightly aggressive, requiring in each fiscal year strong performance and execution that in our view provides an annual incentive firmly aligned with stockholder interests. This balance is reflected by the following:

•	none of our named executive officers earned any awards under the Annual Incentive Plan for fiscal year 2007 when our financial performance was not strong;

•	our named executive officers did earn their full target awards under the Annual Incentive Plan for fiscal years 2008 and 2009 when our financial performance was much stronger;

•	our named executive officers earned 90% of their Adjusted EBITDA target awards and all of their free cash flow target awards for fiscal year 2010 when our performance was reasonably strong;

•
in fiscal year 2011, our named executive officers who were corporate officers (Messrs. Martin, Roe, Wallace and Perkins) earned 80% of their Adjusted EBITDA target awards and all of their free cash flow target awards when our performance was reasonably strong but not as strong as fiscal year 2010, and the one named executive officer who was an operating officer (Mr. Duggan) earned more than 100% of his Adjusted EBITDA and free cash flow target awards since our performance in his market was strong;

•
in fiscal year 2012, our named executive officers earned the maximum award with respect to the Adjusted EBITDA, free cash flow and earnings per share goals since our financial performance was strong; and

•
in fiscal year 2013, our named executive officers earned 20% of their adjusted EBITDA target awards, the maximum award with respect to free cash flow and no award concerning earnings per share when our financial performance was below expectations.

In addition, no participant under the Annual Incentive Plan may receive more than $10,000,000 in the aggregate in any fiscal year under the Annual Incentive Plan.
Under present federal income tax law, our executive officers are required to recognize ordinary income equal to the amount of the cash award received in the year of receipt. That income is also subject to applicable income and employment tax withholding. If and to the extent that the awards satisfy the requirements of Section 162(m) of the Internal Revenue Code (the “Code”) (to the extent applicable) and otherwise satisfy the requirements for deductibility under federal income tax law, we will receive a deduction for the amount constituting ordinary income to the executive.
Fiscal 2014
On August 12, 2013, pursuant to the Annual Incentive Plan, the Compensation Committee adopted the specific cash bonus program (the “2014 Incentive Plan”) for the six months ending December 31, 2013 (the “Measurement Period”) applicable to, among others, our named executive officers. The Compensation Committee did not adopt a cash bonus program for our entire 2014 fiscal year because of our pending acquisition (the "Merger") by Tenet Healthcare Corporation ("Tenet"). Under the 2014 Incentive Plan, our executive officers, including our named executive officers, will be eligible to receive a cash bonus payment equal to a certain percentage of base salary based upon our achievement in the Measurement Period of specific performance targets established by the Compensation Committee.
For the 2014 Incentive Plan, target awards for our executive officers who are corporate officers will be based 50% upon our achieving a consolidated Adjusted EBITDA performance goal and 50% upon our achieving a consolidated free cash flow performance level goal. For the 2014 Incentive Plan, target awards for our executive officers who are operating officers will be based 25% upon the operating officer's market achieving a consolidated Adjusted EBITDA performance goal, 25% upon the operating officer's market achieving a consolidated free cash flow performance goal, 25% upon our achieving the corporate consolidated Adjusted EBITDA performance goal and 25% upon our achieving the corporate consolidated free cash flow performance goal.
The Compensation Committee determined a target award for each executive officer and designated the performance level required to earn each target award. The Compensation Committee also determined threshold performance levels at which minimum awards are earned and performance levels that result in maximum awards to be paid. The thresholds represent the performance levels below which no bonus may be paid with respect to a particular performance measure.
Under the 2014 Incentive Plan, the target percentages of base salary set for the Measurement Period and the threshold, target and maximum payments (expressed as a percentage of base salary) for each of our named executive officers are as follows:

Percentage of Base Salary	Charles N. Martin, Jr.	Phillip W. Roe	Keith B. Pitts	Bradley A. Perkins	Timothy M. Petrikin
Target	60%	50%	50%	50%	50%
Threshold	12%	10%	10%	10%	10%
Maximum	90%	75%	75%	75%	75%
The percentages set forth above are half of their normal amount since the Measurement Period only covers the six months ending December 31, 2013 instead of our entire 2014 fiscal year.
A threshold award of 20% of the target award relating to the Adjusted EBITDA and free cash flow goals would be payable upon our reaching 96% of each of the Adjusted EBITDA and free cash flow goals, with increasing payout levels of 40% to 80% of the target award payable upon our reaching 97% to 99% of each of such goals (in each case calculated in evenly graduated increments). A maximum award of an aggregate of 150% of the target awards relating to the Adjusted EBITDA and free cash flow goals would be payable upon our reaching 105% of each of the Adjusted EBITDA and free cash flow goals, with increased awards of 110% to 140% of the target awards payable upon our reaching 101% to 104% of such goals (in each case calculated in evenly graduated increments). In addition, for operating officers, a threshold award of 20% of the target award relating to the Adjusted EBITDA and free cash flow goals would be payable upon such officer's market reaching 96% of each of the Adjusted EBITDA and free cash flow goals, with increasing payout levels of 40% to 80% of the target award payable upon the market reaching 97% to 99% of each of such goals (in each case calculated in evenly graduated increments). A maximum award of an aggregate of 150% of the target awards relating to the Adjusted EBITDA and free cash flow goals would be payable upon the operating officer's market reaching 110% of each of the Adjusted EBITDA and free cash flow goals, with increased awards of 105% to 145% of the target awards payable upon the market reaching 101% to 109% of such goals (in each case calculated in evenly graduated increments).
The Compensation Committee has the discretion to adjust the annual performance targets during the Measurement Period in the event of acquisitions and divestitures, restructured or discontinued operations, or other extraordinary or unusual events occurring during the Measurement Period. Also, our Chief Executive Officer may, in his sole discretion, reduce an award earned by an executive officer if the Chief Executive Officer concludes that such executive officer has at any time during his or her employment with us failed to exhibit business or personal behavior in compliance with our Code of Business Conduct and Ethics, our Compliance Manual, any of our legal, accounting and human resources policies or applicable law or regulations.
The awards earned by our executive officers for the Measurement Period will be paid no later than February 15, 2014. A participant in the 2014 Incentive Plan must be employed on the payment date to receive any amount payable under the 2014 Incentive Plan; provided, however, that, subject to the terms of his or her employment or severance protection agreement, as applicable, an executive officer is eligible to receive a pro rata portion of any cash award if the Merger has been consummated in accordance with its terms, the executive officer's employment with us is terminated on or after the date of the Merger (but prior to the end of the Measurement Period) either by us without cause or by the executive officer for “good reason” (as defined in the executive officer's employment or severance protection agreement, as the case may be), and such executive officer would have been eligible to receive a cash award if he or she had remained employed by us on the date of payment for the cash award, in which event the cash award will be prorated through the executive officer's last date of employment with us.
Long-Term Equity-Based Incentive Compensation
Our executive officer compensation has a substantial equity component as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key employees. By providing our executives with an equity stake, we believe we are better able to align the interests of our named executive officers and our other equity holders. Because employees are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives to employees to achieve increases in the value of our stock over time. We believe restricted stock units (“RSUs”) are also effective in achieving our compensation objectives because employees realize immediate value as RSUs vest, with the value increasing as our stock performance increases, so that these grants also provide meaningful incentives to employees to help us increase the value of our stock over time.
At the time of the 2004 Merger, certain executive officers, including Messrs. Martin, Roe and Pitts, were allowed by the Sponsors to each purchase certain equity incentive units in our then parent company (VHS Holdings LLC which merged (the “Holdings Merger”) into Vanguard Health Systems, Inc. immediately prior to our initial public offering) that vest upon the eighth anniversary of their grant or, if earlier, upon a “liquidity event” based on Blackstone receiving a pre-established return on its invested capital. These equity incentive units became restricted shares upon the closing of the Holdings Merger and became vested for the executive officers on September 23, 2012. From September 2004 until June 2011, we also maintained the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (the “2004 Stock Plan”). From time to time during this period we granted options to purchase our common stock and RSUs in respect of our common stock to our named executive officers and our other executive officers pursuant to the 2004 Stock Plan. In making long-term equity incentive grants of options and RSUs to our executive officers, including our named executive officers, certain factors were considered, including, but not limited to, the position the executive has or is taking with us, the present equity ownership levels of the executive officer, internal pay equity and the level of the executive’s total annual compensation package compared to similar positions at other healthcare companies. There was no set program schedule for option or RSU grants under the 2004 Stock Plan to the executive officers, but grants to them (as well as other key employees) were typically made upon hiring or upon promotion. However, our executive officers and other employees were also eligible to receive additional or “refresher” grants from time to time. We did not have a set program for the award of refresher grants, and our Board retained discretion to make stock option or RSU awards to employees at any time. With respect to equity grants under the 2004 Stock Plan, Mr. Martin, our Chief Executive Officer, made recommendations to our Board in respect of all proposed equity grants, including to our named executive officers (except for himself). Our Board reviewed the recommendations from Mr. Martin and made the final determination and approval in respect of all grants. Since the 2004 Merger, no options or RSUs under the 2004 Stock Plan have been granted to Mr. Martin.

As of June 30, 2013, approximately 65% of the outstanding options under the 2004 Stock Plan have a vesting schedule pursuant to which the options vest 20% per year over five years, with the remaining approximately 35% of the outstanding options vesting upon the eighth anniversary of the date of the grant, subject to earlier vesting upon a “liquidity event” based on Blackstone receiving a pre-established return on its invested capital. The exercise prices of all of our options granted under our 2004 Stock Plan prior to our initial public offering were set by our Board at no less than the fair market value of a share of our common stock as of the grant date, as determined by our Board in good faith and supplemented and supported by an independent third party valuation. As discussed below under the heading “Our 2004 Stock Incentive Plan,” a portion of the time-vesting options was granted with an exercise price of $3,000 per share (reduced to $33.67 per share as a result of the share repurchase in January 2010 and the dividend paid in January 2011 and the impact of the 59.584218 to 1 stock split effectuated immediately prior to our initial public offering), which was a substantial premium over the exercise price applicable to the other portion of the time-vesting options, such options hereafter referred to as the “performance options.”
In addition, in connection with consummation of our initial public offering in June 2011, we adopted a new equity incentive plan, as described below under “2011 Stock Incentive Plan,” pursuant to which a total of 14,000,000 shares of our common stock were reserved for issuance. Since the adoption of the 2011 Stock Incentive Plan (the “2011 Stock Plan”), no further awards have been or will be made under the 2004 Stock Plan and all awards to our executive officers, including our named executive officers, have been made under the 2011 Stock Plan. On June 21, 2011, we issued 1,684,733 restricted shares of common stock and 1,245,086 stock options exercisable at $33.67 per share under the 2011 Stock Plan in connection with the Holdings Merger in exchange for equity incentive units in VHS Holdings LLC then-held by our named executive officers and other executive officers.
On September 20, 2011 and September 20, 2012, pursuant to 2011 Stock Plan, our Board issued equity grants to certain of our employees, including our named executive officers. Certain executive officers received stock options and RSUs and certain executive officers and other employees only received RSUs. The Compensation Committee awarded stock options to certain executive officers as an additional incentive for such executive officers because the Compensation Committee felt those executive officers had responsibility over those areas of our business that most directly affect the value of our stock over the long-term. For similar reasons, these executive officers also received twice as many performance-based RSUs as time-based RSUs, whereas other officers that received performance-based RSUs and time-based RSUs received the same number of each.
One-third of the stock options vest and become exercisable on each of the first, second and third anniversaries of the option grant date unless there is a Change in Control (as defined in the 2011 Stock Plan), in which case the options shall automatically become vested and exercisable immediately prior to the Change of Control. The exercise price for the stock options was the closing price of our common stock as reported on the NYSE on the option grant date, which was $11.79 per share on September 20, 2011 and $11.81 per share on September 20, 2012.
Certain of our named executive officers received the following option grants on September 20, 2011: Charles N. Martin, Jr., 141,415; Phillip W. Roe, 27,973; Keith B. Pitts, 31,469; and Bradley A. Perkins, 27,973.
Our named executive officers received the following option grants on September 20, 2012: Charles N. Martin, Jr., 141,701; Phillip W. Roe, 27,936; Keith B. Pitts, 31,579; Bradley A. Perkins, 16,195; and Timothy M. Petrikin, 33,567.
Two types of RSUs were granted to employees – time-based and performance-based. The time-based RSUs (“A Units”) vest in 25% increments on each of the first, second, third and fourth anniversaries of the grant date unless there is a Change in Control, in which case the A Units will immediately vest. The performance-based RSUs were divided equally into Adjusted EBITDA Performance Grants (“B Units”) and EPS Performance Grants (“C Units”). Grantees were granted a certain target number of B Units and C Units, although there was a performance multiplier ranging from 50% to 150% that was applied in the determination of the number of B Units or C Units actually earned by a grantee based on the percentage of the target performance goal achieved by us (assuming that at least the minimum performance levels were achieved). None of the B Units or C Units would have been earned if we had not met the minimum performance goal for such Units. The Compensation Committee had the discretion to adjust the target performance levels for the B Units and C Units to exclude the impact of items during the fiscal year deemed to be unusual, unexpected or non-recurring.
The number of B Units earned by a grantee was based on the percentage of our consolidated Adjusted EBITDA target goal achieved for the fiscal year ended June 30, 2013 (“FY 2013”). A grantee would earn the target number of B Units granted if we achieve our target consolidated Adjusted EBITDA goal, whereas the grantee would earn 50% of the B Units granted if we achieved the minimum performance goal of 98% of our consolidated Adjusted EBITDA target, 75% of the B Units granted if we achieved 99% of our consolidated Adjusted EBITDA target and 110% to 150% of the B Units granted upon our reaching 101% to 105% of our consolidated Adjusted EBITDA target.
The number of C Units earned by a grantee is based on the percentage of our earnings per share (“EPS”) target goal achieved for FY 2013. A grantee would earn a certain percentage of C Units granted according to the following table:

Percent of Target EPS	Performance Multiplier

Below 98%	Zero
98%	50%
99%	60%
100%	70%
101%	80%
102%	90%
103%	100%
104%	105%
105%	110%
106%	115%
107%	120%
108%	125%
109%	130%
110%	135%
111%	140%
112%	145%
113%	150%
With respect to the B Units and C Units, the grantee would earn the number of RSUs for the highest performance level achieved and there will not be linear interpolation if our actual performance falls between two stated performance levels.
With respect to the September 20, 2011 grants, 25% of the earned B Units and earned C Units vested on September 1, 2012 and an additional 25% of the earned B Units and earned C Units vest on each September 1 thereafter until fully vested, subject to the grantee’s continued employment through the relevant vesting dates. In the event of a Change in Control after our 2012 fiscal year, earned but unvested B Units and C Units fully vest immediately upon a Change in Control. In the event of a Change in Control prior to the end of our 2012 fiscal year, the B Units and C Units that are outstanding will vest based on the performance multiplier that would have applied if target levels of consolidated Adjusted EBITDA and EPS had been achieved. B Units and C Units that are not earned are forfeited, and earned but unvested B and C Units are forfeited if the grantee is not employed by us on the vesting date.
The following named executive officers received RSU grants on September 20, 2011: Charles N. Martin, Jr., 70,000 A Units, 126,347 B Units and 126,347 C Units; each of Phillip W. Roe and Bradley A. Perkins, 13,847 A Units, 20,771 B Units and 20,769 C Units; and Keith B. Pitts, 15,577 A Units, 23,366 B Units and 23,366 C Units. In addition, Mr. Petrikin received 35,920 RSUs upon his hiring by us on February 27, 2012. These RSUs vest in four equal installments on the first, second, third and fourth anniversaries of the February 27, 2012 grant date.
With respect to the September 20, 2012 grants, 25% of the earned B Units and earned C Units vest on each anniversary of the grant date until fully vested, subject to the grantee’s continued employment through the relevant vesting dates. In the event of a Change in Control after our FY 2013, earned but unvested B Units and C Units fully vest immediately upon a Change in Control. In the event of a Change in Control prior to the end of our FY 2013, the B Units and C Units that are outstanding will vest based on the performance multiplier that would have applied if target levels of consolidated Adjusted EBITDA and EPS had been achieved. B Units and C Units that are not earned are forfeited, and earned but unvested B and C Units are forfeited if the grantee is not employed by us on the vesting date.
The following named executive officers received RSU grants on September 20, 2012: Charles N. Martin, Jr., 69,433 A Units, 69,434 B Units and 69,433 C Units; Phillip W. Roe, 13,688 A Units, 13,689 B Units and 13,688 C Units; Keith B. Pitts, 15,474 A Units, 15,474 B Units and 15,474 C Units; Bradley A. Perkins, 7,935 A Units, 7,936 B Units; and 7,935 C Units; and Timothy M. Petrikin, 16,448 A Units, 16,448 B Units and 16,447 C Units. None of the B Units or C Units were earned because our financial performance in FY 2013 did not meet the threshold levels for the Adjusted EBITDA or earnings per share goals.
Benefits and Executive Perquisites
Our Board believes that attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided at similar companies. In addition to salaries, annual cash incentive compensation and equity awards, competitive executive compensation programs include retirement and welfare benefits and reasonable executive perquisites.

Retirement Benefits
Substantially all of our salaried employees, including our named executive officers, participate in our 401(k) savings plan. Employees are permitted to defer a portion of their income under the 401(k) plan. At our discretion, we may make a matching contribution of either (1) up to 50%, subject to annual limits established under the Code, of the first 6% of an employee’s contributions to the 401(k) plan as determined each year or (2) in respect of a few of our employees who came to us with plans in place having a larger match than this match, a match of 100% of the first 5% of an employee’s contributions to the 401(k) plan. Employee contributions to the 401(k) plan are fully vested immediately. Our matching contributions to the 401(k) plan vest to the employee’s account after three years. Participants may receive distributions from their 401(k) accounts any time after they cease service with us.
We maintain no defined benefit plans, non-qualified deferred compensation plans or supplemental retirement plans for our executive officers.
Other Benefits
All executive officers, including the named executive officers, are eligible for other benefits, including medical, dental, short-term disability and life insurance. The executives participate in these plans on the same basis, terms, and conditions as other corporate employees. In addition, we provide long-term disability insurance coverage on behalf of the named executive officers at an amount equal to 60% of current base salary (up to $10,000 per month). The named executive officers also participate in our vacation, holiday and sick day program that provides paid leave during the year at various amounts based upon the executive’s length of service.
Perquisites
Our executive officers, including our named executive officers, may make limited use of our corporate plane for personal purposes and receive other very modest usual and customary perquisites. All such perquisites for the named executive officers are reflected in the “All Other Compensation” column of the Summary Compensation Table and the accompanying footnotes.
Our Employment Agreements with the Named Executive Officers
We have entered into written employment agreements with all of our named executive officers. On June 1, 1998, we entered into a written employment agreement with our Chief Executive Officer (Mr. Martin), which was amended and restated on September 23, 2004 to extend the term of the employment agreement for five years and to provide that the 2004 Merger did not constitute a change in control under the agreement. On September 1, 1999, we entered into a written employment agreement with our Vice Chairman (Mr. Pitts), which was amended and restated on September 23, 2004 to extend the term of the employment agreement for five years and to provide that the 2004 Merger did not constitute a change in control under the agreement. On November 15, 2007, we entered into a written employment agreement with our Executive Vice President, Chief Financial Officer and Treasurer (Mr. Roe) for a term expiring on November 15, 2012. On July 1, 2009, we entered into a written employment agreement with Bradley A. Perkins, M.D. to be our Executive Vice President-Strategy & Innovation and Chief Transformation Officer for a term expiring on July 1, 2014. On February 27, 2012, we entered into a written employment agreement with Timothy M. Petrikin to be our Executive Vice President, Ambulatory Care Services for a term expiring on February 27, 2017.
The term of each such employment agreement will renew automatically for additional one-year periods, unless the agreement is terminated by us or by the named executive officer by delivering notice of termination no later than 90 days before the end of the five-year term or any renewal term; provided, with respect to employment agreements whose term expires prior to October 1, 2014,  in the event of a "change in control" (as such term is defined in the agreements) and if the term otherwise expires due to passage of time on or before the first anniversary of such change in control, the term shall be extended to the first anniversary of such change in control. Pursuant to these agreements, the executives are eligible to participate in an annual cash incentive plan giving each of them an opportunity to earn an annual cash incentive determined by the Compensation Committee, as well as retirement, medical and other customary employee benefits. These employment agreements each provide that, if the executive terminates his employment for “good reason” or if we terminate the executive’s employment without “cause,” he will receive within a specified time after his termination a payment of two times (or three times if the termination occurs after a change in control) the sum of (1) his annual salary plus (2) the average of the cash bonuses received by him with respect to the two fiscal years immediately preceding the year of his employment agreement term in which his termination occurs. The executive will also receive a pro rata cash bonus for the year of his termination and continuation for a certain period of time of certain welfare benefits.
To our knowledge, the only named executive officers who have entered into an arrangement with Tenet regarding his employment after the completion of the Merger (which is different from his current employment agreement) are Mr. Pitts and Mr. Roe.

Mr. Pitts' letter agreement with Tenet provides that Mr. Pitts will become the Vice Chairman of Tenet. Pursuant to the letter agreement, Mr. Pitts will be entitled to receive a base salary of $700,000 per year, will participate in Tenet's Annual Incentive Plan with a target award of 100% of base salary, will be entitled to receive standard employee benefits in accordance with Tenet's plans and will participate in Tenet's paid time off plan.  In addition, Mr. Pitts will be granted future long-term incentive grants (which are typically awarded annually and based on guidelines established by Tenet's Compensation Committee). In his role, the current guidelines for such an award has an annual value of between $2,000,000 and $2,500,000. Moreover, Mr. Pitts will receive an up-front grant of Tenet restricted stock units (“Buyer RSUs”) valued at $2,500,000, which will be granted upon consummation of the Merger and will vest in the same manner as standard annual Buyer RSU grants, over three years in one-third annual increments. Mr. Pitts will also participate in Tenet's supplemental executive retirement plan (the “Buyer SERP”) and, upon completion of five years of service with Tenet following the Merger, the Buyer SERP will credit his pre-closing service with us for purposes of calculating benefits under the Buyer SERP. Within one year following the Merger, Mr. Pitts will be eligible to participate in Tenet's Executive Severance Plan, which provides certain severance benefits in the event of a qualifying termination (i.e., without “cause” or for “good reason”); at such time, Mr. Pitts' employment agreement, described above, will terminate. Tenet's Executive Severance Plan currently provides severance benefits of two and one-half times the sum of base salary and target annual bonus for a qualifying termination outside of a change of control of Tenet, and three times the sum of base salary and target annual bonus for a qualifying termination related to a change of control of Tenet. By accepting the terms of the letter agreement, Mr. Pitts agreed to waive any occurrence of “good reason” under his employment agreement with us that results from us no longer being a publicly traded company as a result of the consummation of the Merger or his acceptance of his role with Tenet described in the letter agreement. Except as modified in the letter agreement, other terms of his employment agreement with us will remain in effect.

Mr. Roe's letter agreement with Tenet provides that Mr. Roe will become Senior Vice President, Finance. Pursuant to this letter agreement, Mr. Roe will be entitled to receive a base salary of $500,000 per year, will participate in Tenet's Annual Incentive Plan with a target award of 60% of base salary, will be entitled to receive standard employee benefits in accordance with Tenet's plans and will participate in Tenet's paid time off plan. Mr. Roe will receive a payment of $3,500,000 six months following the close of the Merger if his employment agreement, as described above, terminates prior to such date.  In addition, Mr. Roe will receive a payment of $1,600,000 one year following the close of the Merger if he executes a one-year non-compete agreement which will run concurrent with his employment with Tenet. Moreover, Mr. Roe will be granted future long-term incentive grants (which are typically awarded annually and based on guidelines established by Tenet's Compensation Committee).  For 2014, Tenet will recommend a long-term incentive grant with value of $800,000.  Mr. Roe will also participate in Tenet's executive retirement account, which provides an annual contribution into an account that can be invested towards retirement. It is expected that Tenet will contribute 20% of Mr. Roe's salary to such an account. At the time of termination of Mr. Roe's employment agreement, which will occur no later than six months after the closing of the Merger, Mr. Roe will be eligible to participate in Tenet's Executive Severance Plan, which provides certain severance benefits in the event of a qualifying termination (i.e., without “cause” or for “good reason”). Under the Tenet's Executive Severance Plan, Mr. Roe would be entitled to severance benefits  of one and one-half times the sum of base salary and target annual bonus for a qualifying termination outside of a change of control of Tenet, and two times the sum of base salary and target annual bonus for a qualifying termination related to a change of control of Tenet. By accepting the terms of the letter agreement, Mr. Roe agreed to waive any occurrence of “good reason” under his employment agreement with us that results from us no longer being a publicly traded company as a result of the consummation of the Merger or his acceptance of his role with Tenet described in the letter agreement. Except as modified in the letter agreement, other terms of Mr. Roe's employment agreement with us will remain in effect.
Severance and Change in Control Benefits
As discussed above, we have entered into employment agreements with each of our named executive officers. These agreements contain certain severance arrangements that provide for severance payments following a qualifying termination of employment, with such severance payments enhanced if the termination occurs following a change in control event. We believe that post-termination severance payments allow employees to walk away with value in the event of certain terminations of employment that are beyond their control. The protections afforded by post-termination severance payments allow management to focus their attention and energy on making the best objective business decisions that are in our interest without allowing personal considerations to cloud the decision-making process. This goal is further served through the severance protection agreements that we have entered into with key non-executive officer employees.
Moreover, the award agreements for both the “time option” and “performance option” grants contain a “single trigger” for accelerated vesting, which means vesting accelerates upon a change in control irrespective of whether the executive’s employment is terminated. The award agreements for the time-vesting RSUs also contain a single trigger for accelerated vesting upon a change in control. Further, the award agreements for the performance-vesting RSUs contain a single trigger for accelerated vesting upon a change in control where (i) all earned RSUs immediately vest and (ii) in the event of a change in control prior to the end of a performance period, the number of RSUs equal to the number of RSUs that would have become earned RSUs if the “target” level performance goals were achieved immediately vest. In addition, the cash awards granted under the Annual Incentive Plan are required to be paid to the participant in a lump sum within ten business days following a qualifying termination of employment occurring after a change in control, as discussed below under the section entitled “Potential Payments Upon a Change in Control or Termination of Employment.” We believe that these provisions create important retention tools, since providing for accelerated vesting of equity awards and accelerated payment of long-term cash incentive awards in connection with a change in control enables employees to realize value from these awards in the event that we undergo a change in control. Moreover, whether or not a change in control results in a termination of an officer’s employment with us or a successor entity, we want to provide our officers with certain guarantees regarding the importance of the equity incentive compensation awards they were granted prior to that change in control.
In addition, we believe that it is important to provide our named executive officers with a sense of stability, both in the middle of transactions that may create uncertainty regarding their future employment and post-termination as they seek future employment. We believe that change in control protections allow management to focus its attention and energy on the business transaction at hand without any distractions regarding the effects of a change in control. Furthermore, executive officers at other companies in our industry and the general market against which we compete for executive talent commonly have equity compensation plans that provide for accelerated vesting upon a change in control event, as well as arrangements providing for post-termination payments, and we have provided these benefits to the named executive officers in order to remain competitive in attracting and retaining skilled professionals in our industry.
Stock Ownership
We do not have a formal policy requiring stock ownership by management. Notwithstanding the absence of a requirement, our senior executives have invested significant personal capital in us in connection with the consummation of the 2004 Merger. See the beneficial ownership chart under “Security Ownership of Certain Beneficial Owners and Management.”
Impact of Tax and Accounting Rules
The forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We do take tax considerations into account, both to avoid tax disadvantages and to obtain tax advantages, where reasonably possible consistent with our compensation goals (tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives). Our severance arrangements are generally designed to avoid the application of “parachute” excise taxes under Section 280G of the Code by reducing the amount of severance payments and benefits to the degree necessary to avoid such excise taxes. Similarly we have taken steps to structure and assure that our executive compensation program is applied in compliance with Section 409A of the Code.
Section 162(m) of the Code (as interpreted by IRS Notice 2007-49) imposes a $1,000,000 cap on federal income tax deductions for compensation paid to our Chief Executive Officer and to the four other most highly-paid executive officers during any fiscal year unless the compensation is “performance-based” under Section 162(m). Under a special Section 162(m) exception, any compensation paid pursuant to a compensation plan in existence before the effective date of our initial public offering will not be subject to the $1,000,000 limitation until the earliest of: (i) the expiration of the compensation plan, (ii) a material modification of the compensation plan (as determined under Section 162(m)), (iii) the issuance of all of the employer stock and other compensation allocated under the compensation plan, or (iv) the first meeting of stockholders at which directors are elected after the close of the third calendar year following the year in which our initial public offering occurred. In addition, for tax years beginning in 2013, we will become subject to the provisions of Section 162(m)(6), which imposes a deductibility limit of $500,000 for compensation paid to our named executive officers, among others. Furthermore, the exception for “performance-based compensation” will not be applicable to the $500,000 deductibility limitation under Section 162(m)(6). While the Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers, the tax treatment of compensation pursuant to Section 162(m) and other applicable rules is a factor in determining the amounts of compensation for our named executive officers. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee retains the right to authorize compensation on a purely discretionary basis, including compensation that would not be deductible under Section 162(m) or otherwise.
Recovery of Certain Awards
We do not currently have a formal policy for recovery of annual incentives paid on the basis of financial results that are subsequently restated. Under the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer must forfeit incentive compensation paid on the basis of financial statements for which they were responsible and which need to be restated. In the event of such a restatement, we would expect to recover affected bonuses and incentive compensation.

Risk Analysis of Compensation Plans
Although a significant portion of our executive compensation program is performance-based, the Compensation Committee has strived to establish compensation policies that focus our key employees on both short- and long-term financial and operational performance. After analysis, we believe that our compensation policies and practices for our employees, including our executives, do not encourage excessive risk or unnecessary risk-taking, and in our opinion the risks arising from such compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation Committee Report
The information contained in this Compensation Committee Report shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in any such filing.
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. Based upon such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.
Submitted by the Compensation Committee:
Neil P. Simpkins, Chair
Michael A. Dal Bello
M. Fazle Husain

Compensation Committee Interlocks and Insider Participation
Except as set forth below, during the 2013 fiscal year, there were no “compensation committee interlocks” (as that term is defined in SEC rules). The current members of the Compensation Committee are Messrs. Simpkins, Dal Bello and Husain, none of whom is a current or former officer or employee of ours or any of our subsidiaries. During the 2013 fiscal year:

•	none of the members of the Compensation Committee was an officer (or former officer) or employee of us or any of our subsidiaries;

•
none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which we were a participant and the amount involved exceeded $120,000, except that Messrs. Simpkins and Dal Bello are affiliates of Blackstone, which was a party to the Amendment and Termination Agreement, and Mr. Husain is an affiliate of Metalmark Management LLC, which was a party to the Amendment and Termination Agreement. See “Transactions with Related Persons—Transaction and Monitoring Fee Agreement”;

•
none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our Compensation Committee;

•	none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and

•
none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served as a director on our Board.

Summary Compensation Table
The following table sets forth the compensation earned by our Chief Executive Officer and Chief Financial Officer and our three other most highly compensated executive officers for the fiscal years ended June 30, 2013, 2012 and 2011. We refer to these persons as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Option Awards ($)(c)	Non-Equity Incentive Plan Compensation ($)(d)	All Other Compensation ($)(e)	Total ($)

Charles N. Martin, Jr. (f)	2013	1,250,000	—	2,460,023	556,885	630,000	10,138	4,907,046
Chairman of the Board, President	2012	1,212,020	—	3,804,562	840,006	2,079,000	7,216	7,942,804
& Chief Executive Officer	2011	1,098,079	1,200,000	—	—	1,389,070	14,208	3,701,357

Phillip W. Roe (g)	2013	668,750	—	484,978	109,788	283,500	27,002	1,574,018
Executive Vice President,	2012	618,750	—	653,012	188,639	900,900	24,013	2,385,314
Chief Financial Officer & Treasurer	2011	525,000	650,000	—	—	483,000	8,592	1,666,592

Keith B. Pitts (h)	2013	700,000	—	548,244	124,105	294,000	20,601	1,686,950
Vice Chairman	2012	696,250	—	734,624	203,786	970,200	18,101	2,622,961
	2011	685,000	400,000	—	—	787,750	8,592	1,881,342

Bradley A. Perkins, M.D. (i)	2013	675,000	—	281,149	63,646	283,500	144,102	1,447,397
Executive Vice President &	2012	675,000	—	653,012	305,740	935,550	141,114	2,710,416
Chief Transformation Officer	2011	675,000	100,000	1,904,530	—	776,250	8,592	3,464,372

Timothy M. Petrikin (j)	2013	609,375	—	582,741	131,918	262,500	1,320	1,587,854
Executive Vice President,	2012	215,545	—	375,005	—	312,500	440	903,490
Ambulatory Care Services	2011	—	—	—	—	—	—	—
______________

(a)
The Compensation Committee determined the amount of the discretionary bonus awards set forth in the Bonus column awarded in June 2011 for fiscal year 2011 efforts. See “Compensation Discussion and Analysis—Cash Incentive Compensation—Annual Incentive Plan” for more details in respect of the incentive plan awards.

(b)
Stock awards reflect the aggregate grant date fair value of the stock award computed by multiplying the number of RSUs granted by the fair value of our common stock on the grant date. Stock awards for FY 2013 and fiscal 2012 included performance-based RSUs. For FY 2013, the table reflects the expectation, on the grant date, that 100% of the performance awards will be earned at the end of the performance period. The maximum potential value for the performance-based awards is 150% of the grant date fair value, which was as follows for each named executive officer for FY 2013: Martin, $2,460,035; Roe, $484,989; Pitts, $548,244; Perkins, $281,161; and Petrikin, $582,741. None of the performance-based RSUs for FY 2013 were earned based upon our actual Adjusted EBITDA and actual earnings per share during FY 2013. For fiscal 2012, we assumed that the maximum award was received by each named executive officer as 150% of the performance-based RSUs were earned based upon our actual Adjusted EBITDA and actual earnings per share during fiscal 2012.

(c)
Option awards reflect the aggregate grant date fair value of the option award computed in accordance with ASC Topic 718, “Compensation—Stock Compensation” (excluding estimates of forfeitures) with respect to options to purchase shares of our common stock which have been awarded under the 2004 Stock Plan during our 2011 fiscal year and under the 2011 Stock Plan during FY 2012 and FY 2013 to our named executive officers. See Notes 2 and 13 of the notes to our consolidated financial statements for the fiscal year ended June 30, 2013 included in our Annual Report on Form 10-K for assumptions used in calculation of these amounts and other information about these grants.

(d)
The Compensation Committee determined the amount of the Annual Incentive Plan compensation for FY 2013 that was earned by each of the named executive officers under the Annual Incentive Plan provisions adopted in September 2012. See “Compensation Discussion and Analysis—Cash Incentive Compensation—Annual Incentive Plan” for more details in respect of the incentive plan awards.

(e)
The amounts disclosed under All Other Compensation in the Summary Compensation Table for FY 2013 represent: (1) the following amounts of insurance premiums paid by us with respect to group term life insurance: Mr. Martin: $6,858; Mr. Roe: $1,242; Mr. Pitts: $1,242; Dr. Perkins: $1,242; and Mr. Petrikin: $540; (2) the following amounts of reimbursement for cellular phone service: Mr. Martin: $780; Mr. Roe: $780; Mr. Pitts: $0; Dr. Perkins: $780; and Mr. Petrikin, $780; and (3) the following amount of matching contributions under our 401(k) plan: Mr. Martin $2,500; Mr. Roe: $2,500; Mr. Pitts: $2,500; Dr. Perkins: $2,500; and Mr. Petrikin: $0. Mr. Roe was paid $22,480 during FY 2013 and $22,478 during fiscal 2012 representing dividends earned on stock options granted in previous years. Mr. Pitts was paid $16,859 during both FY 2013 and fiscal 2012 representing dividends earned on stock options granted in previous years. Dr. Perkins was paid $139,580 and $139,579 during FY 2013 and fiscal 2012, respectively, representing dividends earned on stock options granted in previous years.

(f)
Mr. Martin was granted 141,701 non-qualified stock options on September 20, 2012. The option awards for Mr. Martin vest one-third per year on each of the first three anniversaries of the September 20, 2012 grant date. The fair value of the option awards that vest each fiscal year are as follows: $185,630 for fiscal 2013, $185,630 for fiscal 2014 and $185,625 for fiscal 2015. Mr. Martin was granted 69,433 RSUs and 138,867 performance-based RSUs on September 20, 2012. The RSUs vest 25% per year on each of the first four anniversaries of the September 20, 2012 grant date. None of the performance-based RSUs were earned based upon our actual Adjusted EBITDA and actual earnings per share during FY 2013 compared to the target Adjusted EBITDA and target earnings per share for FY 2013. The grant date fair value of these RSUs that vest each fiscal year are as follows: $205,010 for fiscal 2014, $204,998 for fiscal 2015, $204,998 for fiscal 2016 and $204,998 for fiscal 2017. Mr. Martin was also granted 141,415 non-qualified stock options, 70,000 RSUs and 252,694 performance-based RSUs on September 20, 20111, each with the same vesting provisions as the FY 2013 grants. All of the performance-based RSUs granted in fiscal 2012 were earned.

(g)
Mr. Roe was granted 27,936 non-qualified stock options on September 20, 2012. The option awards for Mr. Roe vest one-third per year on each of the first three anniversaries of the September 20, 2012 grant date. The fair value of the option awards that vest each fiscal year are as follows: $36,596 for fiscal 2014, $36,596 for fiscal 2015 and $36,596 for fiscal 2016. Mr. Roe was granted 13,688 RSUs and 27,377 performance-based RSUs on September 20, 2012. The RSUs vest 25% per year on each of the first four anniversaries of the September 20, 2012 grant date. None of the performance-based RSUs were earned based upon our actual Adjusted EBITDA and actual earnings per share during FY 2013 compared to the target Adjusted EBITDA and target earnings per share for FY 2013. The grant date fair value of the RSUs that vest each fiscal year are as follows: $40,414 for fiscal 2014, $40,414 for fiscal 2015, $40,414 for fiscal 2016 and $40,413 for fiscal 2017. Mr. Roe was also granted 27,973 non-qualified stock options, 13,847 RSUs and 41,540 performance-based RSUs on September 20, 2011, each with the same vesting provisions as the FY 2013 grants. All of the performance-based RSUs granted in fiscal 2012 were earned.

(h)
Mr. Pitts was granted 31,579 non-qualified stock options on September 20, 2012. The option awards for Mr. Pitts vest one-third per year on each of the first three anniversaries of the September 20, 2012 grant date. The fair value of the option awards that vest each fiscal year are as follows: $41,371 for fiscal 2014, $41,367 for fiscal 2015 and $41,367 for fiscal 2016. Mr. Pitts was granted 15,474 RSUs and 30,948 performance-based RSUs on September 20, 2012. The RSUs vest 25% per year on each of the first four anniversaries of the September 20, 2012 grant date. None of the performance-based RSUs were earned based upon our actual Adjusted EBITDA and actual earnings per share during FY 2013 compared to the target Adjusted EBITDA and target earnings per share for FY 2013. The grant date fair value of the RSUs that vest each fiscal year are as follows: $45,693 for fiscal 2014, $45,693 for fiscal 2015, $45,681 for fiscal 2016 and $45,681 for fiscal 2017. Mr. Pitts was also granted 31,469 non-qualified stock options, 15,577 RSUs and 46,732 performance-based RSUs on September 20, 2011, each with the same vesting provisions as the FY 2013 grants. All of the performance-based RSUs granted in fiscal 2012 were earned.

(i)
Dr. Perkins was granted 16,195 non-qualified stock options on September 20, 2012. The option awards for Dr. Perkins vest one-third per year on each of the first three anniversaries of the September 20, 2012 grant date. The fair value of the option awards that vest each fiscal year are as follows: $21,218 for fiscal 2014, $21,214 for fiscal 2015 and $21,214 for fiscal 2016. Dr. Perkins was granted 7,935 RSUs and 15,871 performance-based RSUs on September 20, 2012. The RSUs vest 25% per year on each of the first four anniversaries of the September 20, 2012 grant date. None of the performance-based RSUs were earned based upon our actual Adjusted EBITDA and actual earnings per share during FY 2013 compared to the target Adjusted EBITDA and target earnings per share for FY 2013. The grant date fair value of the RSUs that vest each fiscal year are as follows: $23,431 for fiscal 2014, $23,431 for fiscal 2015,

$23,431 for fiscal 2016 and $23,419 for fiscal 2017. Dr. Perkins was also granted 27,973 non-qualified stock options, 13,847 RSUs and 41,540 performance-based RSUs on September 20, 2011, each with the same vesting provisions as the FY 2013 grants. All of the performance-based RSUs granted in fiscal 2012 were earned. Dr. Perkins was also granted 90,090 RSUs on July 1, 2010. These RSUs vest either (1) 20% per year on each of the first five anniversaries of the July 1, 2010 grant date (48,322 RSUs) or (2) upon the earlier of the occurrence of a certain liquidity event for Blackstone or the eighth anniversary of the July 1, 2010 grant date (41,768 RSUs). The grant date fair value of the stock awards that vest each fiscal year are as follows; $204,297 for fiscal 2012, $204,297 for FY 2013, $204,297 for fiscal 2014, $204,297 for fiscal 2015, $204,356 for fiscal 2016, $0 for fiscal 2017, $0 for fiscal 2018, and $882,986 for fiscal 2019.

(j)
Mr. Petrikin was granted 33,567 non-qualified stock options on September 20, 2012. The option awards for Mr. Petrikin vest one-third per year on each of the first three anniversaries of the September 20, 2012 grant date. The fair value of the option awards that vest each fiscal year are as follows: $43,973 for fiscal 2014, $43,973 for fiscal 2015 and $43,972 for fiscal 2016. Mr. Petrikin was granted 16,448 RSUs and 32,895 performance-based RSUs on September 20, 2012. The RSUs vest 25% per year on each of the first four anniversaries of the September 20, 2012 grant date. None of the performance-based RSUs were earned based upon our actual Adjusted EBITDA and actual earning per share during FY 2013 compared to the target Adjusted EBITDA and target earnings per share for FY 2013. The grant date fair value of the RSUs that vest each fiscal year are as follows: $48,563 for fiscal 2014, $48,563 for fiscal 2015, $48,563 for fiscal 2016 and $48,562 for fiscal 2017. Mr. Petrikin was also granted 35,920 RSUs on February 27, 2012, which have the same vesting provisions as the FY 2013 grants. The grant date fair value of the RSUs granted in fiscal 2012 that vest each year are as follows: $93,752 for FY 2013, $93,751 for fiscal 2014, $93,751 for fiscal 2015 and $93,751 for fiscal 2016.

Grants of Plan-Based Awards in Fiscal Year 2013

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Stock Awards: Number of Units (c)	All Other Option Awards: Number of Securities Underlying Options (c)	Exercise Price of Option Awards (d)	Grant Date Fair Value of Stock and Option Awards (c) ($)
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)
Charles N. Martin, Jr. AIP (e)	n/a	300,000	1,500,000	2,250,000
	9/20/2012				69,434	138,867	208,301	69,433			820,004
	9/20/2012								141,701	11.81	556,885
Phillip W. Roe AIP	n/a	135,000	675,000	1,012,500
	9/20/2012				13,689	27,377	41,066	13,688			161,655
	9/20/2012								27,936	11.81	109,788
Keith B. Pitts AIP	n/a	140,000	700,000	1,050,000
	9/20/2012				15,474	30,948	46,422	15,474			182,748
	9/20/2012								31,579	11.81	124,105
Bradley A. Perkins AIP	n/a	135,000	675,000	1,012,500
	9/20/2012				7,936	15,871	23,807	7,935			93,712
	9/20/2012								16,195	11.81	63,646
Timothy M. Petrikin AIP	n/a	125,000	625,000	937,500
	9/20/2012				16,448	32,895	49,343	16,448			194,251
	9/20/2012								33,567	11.81	131,918
______________

(a)
The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for FY 2013 performance under the Annual Incentive Plan. For FY 2013, each of the named executive officers earned non-equity incentive plan awards only under the Annual Incentive Plan. The Compensation Committee approved the awards which were paid in cash to the named executive officers in August 2013, and the full amounts of the awards are reflected in the Summary Compensation Table under the column labeled “Non-Equity Incentive Plan Compensation.” See “Compensation Discussion and Analysis—Cash Incentive Compensation—Annual Incentive Plan” for a detailed description of the Annual Incentive Plan.

(b)
The threshold, target and maximum amounts in these columns show the range of performance-based RSUs that may be earned through FY 2013 performance. For FY 2013, none of the named executive officers earned any performance-based RSUs because we did not meet the threshold levels of Adjusted EBITDA and earnings per share in FY 2013 required to earn the performance-based RSUs. See “Compensation Discussion and Analysis-Long-Term Equity-Based Incentive Compensation.”

(c)
These RSUs were awarded under the 2011 Stock Plan as part of the named executive officer’s long-term equity incentive compensation. The terms of these RSU awards are described in more detail below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2013 Table—Our 2011 Stock Incentive Plan.” The grant date fair value presented herein reflects the closing price of our common stock on the date of grant.

(d)
These options were awarded under the 2011 Stock Plan as part of the named executive officer’s long-term equity incentive compensation. The terms of these options are described in more detail below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2013 Table—Our 2011 Stock Incentive Plan.” The exercise price presented was determined based upon the closing price of our common stock on the date of grant.

(e)	AIP in this table means our Annual Incentive Plan.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2013 Table
Our 2004 Stock Incentive Plan
General
From September 2004 until June 2011, we intended for our option and RSU program pursuant to the 2004 Stock Plan to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option and the value of our stock, we believed that granting options or RSUs was the best method of motivating our executive officers to manage our company in a manner that is consistent with our interests and our stockholders’ interests. We also regarded our option and RSU program as a key retention tool.
We adopted the 2004 Stock Plan upon consummation of the 2004 Merger. The 2004 Stock Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, RSUs and other stock-based awards to our employees or our affiliates’ employees. Shares covered by awards that expire, terminate or lapse were again available for option or grant under the 2004 Stock Plan. As of June 30, 2013, 3,915,710 options and 294,429 RSUs were outstanding under the 2004 Stock Plan. We will not grant any further awards under the 2004 Stock Plan since the 2004 Stock Plan was replaced with the 2011 Stock Plan, which is discussed below, upon completion of our initial public offering.
Administration
The 2004 Stock Plan has been administered by our Board. Our Board has delegated to the Compensation Committee the authority to interpret the 2004 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2004 Stock Plan, and to make any other determinations that it deems necessary or desirable for the administration of the plan. The Compensation Committee may correct any defect, supply any omission or reconcile any inconsistency in the 2004 Stock Plan in the manner and to the extent the Compensation Committee deems necessary or desirable.
Stock Options
Options granted under the 2004 Stock Plan are vested and exercisable at such times and upon terms and conditions as determined by our Board or Compensation Committee, but in no event are options exercisable more than ten years after the grant date. Under the 2004 Stock Plan, the exercise price per share for any option awarded was determined by our Board, but could not be less than 100% of the fair market value of a share on the day the option was granted with respect to incentive stock options.
Stock option grants under the 2004 Stock Plan were generally made at the commencement of employment and occasionally following a significant change in job responsibilities or on a periodic basis to meet other special retention or performance objectives. All stock options granted by our Board under the 2004 Stock Plan were granted at or above the fair market value of our common stock on the grant date based upon the most recent appraisal of our common stock. We did not back-date any option awards.
As a privately-owned company through most of fiscal year 2011, there was no market for our common stock until on or after June 22, 2011. Accordingly, in fiscal year 2011, we had no program, plan or practice pertaining to the timing of stock option grants to executive officers, coinciding with the release of material non-public information.
An option granted under the 2004 Stock Plan may be exercised by paying the exercise price in cash or its equivalent, and/or, to the extent permitted by the Compensation Committee, shares or a netting of shares to be issued, or a combination of cash and shares. Also, a participant may deliver irrevocable instruments to a broker to sell the shares obtained upon the exercise of an option and deliver to us an amount equal to the exercise price.
As of June 30, 2013, options to purchase 3,915,710 shares of our common stock (the “2004 Stock Plan Options”) were outstanding under the 2004 Stock Plan. The 2004 Stock Plan Options were granted in part as “time options,” in part as “performance options” and in part as “liquidity event options.” Approximately 35% of the total number of 2004 Stock Plan Options granted were “time options” with an exercise price equal to the greater of the fair market price per share at the time of grant and $1,000.00 per share (reduced to a range of $2.80 to $2.91 as a result of the share repurchase in January 2010 and a cash dividend paid to our stockholders in January 2011 and the impact of the 59.584218 to 1 stock split effectuated immediately prior to our initial public offering) and approximately 30% of the total number of 2004 Stock Plan Options granted were “performance options,” which are time-vesting options with an exercise price of $3,000.00 per share (reduced to $33.67 per share as a result of the share repurchase in January 2010 and the dividend paid in January 2011 and the impact of the 59.584218 to 1 stock split effectuated immediately prior to our initial public offering). The “time options” and “performance options” vest and become exercisable ratably on an annual basis on each of the first five anniversaries following the date of grant (or earlier upon a change in control). Approximately 35% of the total number of 2004 Stock Plan Options granted were “liquidity event options” with an exercise price equal to greater of the fair market price per share at the time of grant and $1,000.00 per share (reduced to a range of $2.80 to $2.91 per share as a result of the share repurchase in January 2010 and the dividend paid in January 2011 and the impact of the 59.584218 to 1 stock split effectuated immediately prior to our initial public offering) that become fully vested and exercisable upon the completion of any of certain designated business events (“liquidity events” based on Blackstone receiving a pre-established return on its invested capital), and in any event, on the eighth anniversary of the date of grant.
In respect of our named executive officers, as of June 30, 2013, Mr. Martin and Mr. Petrikin have not been granted any 2004 Stock Plan Options, Mr. Roe has been granted 179,226 2004 Stock Plan Options, Mr. Pitts has been granted 89,374 2004 Stock Plan Options and Dr. Perkins has been granted 357,503 2004 Stock Plan Options. Our Board did not grant any 2004 Stock Plan Options to our named executive officers during fiscal 2013.
Awards of Restricted Stock Units
On July 1, 2010, our Board commenced the issuance of RSUs under the 2004 Stock Plan. As with its stock options grants, our Board generally made its grants of RSUs at the commencement of employment and occasionally following a significant change in job responsibilities or on a periodic basis to meet other special retention or performance objectives.
As of June 30, 2013, RSUs in respect of 294,429 shares of our common stock were outstanding under the 2004 Stock Plan. The RSUs were granted in part as “time vesting RSUs,” which vest ratably on a yearly basis on each of the first five anniversaries following the date of grant (or earlier upon a change of control), and in part as “liquidity event RSUs” that become fully vested and deliverable upon the completion of any of certain designated business events (“liquidity events” related to Blackstone’s return on its invested capital), and in any event on the eighth anniversary of the date of grant. Upon vesting, we will issue to the grantee of the RSUs a number of shares of our common stock equal to the number of RSUs which have vested, and upon such stock issuance the RSUs are extinguished. In connection with the dividend declared in January 2011, RSU holders under the 2004 Stock Plan became entitled to a cash payment of $9.96 per share (on a post-split basis) underlying each RSU, payable to the holder as the RSUs vest in the future.
With respect to our named executive officers, as of June 30, 2013, Mr. Martin, Mr. Roe, Mr. Pitts and Mr. Petrikin have not been granted any RSUs under the 2004 Stock Plan, while Dr. Perkins has been granted 90,090 RSUs, all of which were granted during fiscal 2011.
Adjustments Upon Certain Events
In the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar transaction, the Compensation Committee, in its sole discretion, shall adjust (1) the number or kind of shares or other securities that may be issued or reserved for issuance pursuant to the 2004 Stock Plan or pursuant to any outstanding awards, (2) the option price or exercise price and/or (3) any other affected terms of such awards. In the event of a Change of Control, the Compensation Committee may, in its sole discretion, provide for the (1) termination of an award upon the consummation of the change of control, but only if such award has vested and been paid out or the participant has been permitted to exercise the option in full for a period of not less than 30 days prior to the change of control, (2) acceleration of all or any portion of an award, (3) payment of a cash amount in exchange for the cancellation of an award, which, in the case of options and SARs, may equal the excess, if any, of the fair market value of the shares subject to such options or SARs over the aggregate option price or grant price of such option or SARs, and/or (4) issuance of substitute awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted hereunder.

Amendment and Termination
The Compensation Committee may amend or terminate the 2004 Stock Plan at any time, provided that no amendment or termination shall diminish any rights of a participant pursuant to a previously granted award without his or her consent, subject to the Compensation Committee’s authority to adjust awards upon certain events (described under “Adjustments Upon Certain Events” above). No awards may be made under the 2004 Stock Plan after the tenth anniversary of the effective date of the plan.

2011 Stock Incentive Plan
In June 2011, our Board adopted, and our stockholders approved, the 2011 Stock Plan, which became effective upon completion of our initial public offering in June 2011.
Purpose
The purpose of the 2011 Stock Plan is to aid us and our affiliates in recruiting and retaining key employees, directors, consultants and other service providers of outstanding ability and to motivate those employees, directors, consultants and other service providers to exert their best efforts on our behalf and on behalf of our affiliates by providing incentives through the granting of stock options, RSUs and other stock-based awards.
Shares Subject to the Plan
The 2011 Stock Plan provides that the total number of shares of common stock that may be issued under the 2011 Stock Plan is 14,000,000, and the maximum number of shares for which incentive stock options may be granted is 14,000,000. Shares of our common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the 2011 Stock Plan. Effective as of June 21, 2011, 1,684,733 restricted shares of common stock and 1,245,086 stock options exercisable at $33.67 per share were issued under the 2011 Stock Plan. These restricted shares and stock options were issued in connection with the Holdings Merger in exchange for equity incentive units in VHS Holdings LLC then held by our executive officers. As of June 30, 2013, there were 1,496,431 options, 1,209,037 time-based RSUs and 498,864 performance-based RSUs outstanding under the 2011 Stock Plan.
Administration
The 2011 Stock Plan is administered by the Compensation Committee or such other committee of our Board to which it delegates such authority. The Compensation Committee is authorized to interpret the 2011 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2011 Stock Plan and to make any other determinations that it deems necessary or desirable for the administration of the 2011 Stock Plan and may delegate such authority. The Compensation Committee may correct any defect or supply any omission or reconcile any inconsistency in the 2011 Stock Plan in the manner and to the extent the Compensation Committee deems necessary or desirable. The Compensation Committee has the full power and authority to establish the terms and conditions of any award consistent with the provisions of the 2011 Stock Plan and to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions). Determinations made by the Compensation Committee need not be uniform and may be made selectively among participants in the 2011 Stock Plan.
Limitations
No award may be granted under the 2011 Stock Plan after the tenth anniversary of the effective date (as defined therein), but awards theretofore granted may extend beyond that date.
Options
Subject to the approval of our Board, the Compensation Committee may grant non-qualified stock options and incentive stock options, which will be subject to the terms and conditions as set forth in the 2011 Stock Plan, the related award agreement and any other terms, not inconsistent therewith, as determined by the Compensation Committee; provided that all stock options granted under the 2011 Stock Plan are required to have a per share exercise price that is not less than 100% of the fair market value of our common stock underlying such stock options on the date an option is granted (other than in the case of options granted in substitution of previously granted awards), and all stock options that are intended to qualify as incentive stock options will be subject to the terms and conditions that comply with the rules as may be prescribed by Section 422 of the Code. The maximum term for stock options granted under the 2011 Stock Plan is ten years from the initial date of grant. The purchase price for the shares as to which a stock option is exercised will be paid to us, to the extent permitted by law, (1) in cash or its equivalent at the time the stock option is exercised, (2) in shares having a fair market value equal to the aggregate exercise price for the shares being purchased and satisfying any requirements that may be imposed by the Compensation Committee, so long as the shares will have been held for such period established by the Compensation Committee in order to avoid adverse accounting treatment, (3) partly in cash and partly in shares, (4) if there is a public market for the shares at such time, through the delivery of irrevocable instructions to a broker to sell the shares being obtained upon the exercise of the stock option and to deliver to us an amount out of the proceeds of such sale equal to the aggregate exercise price for the shares being purchased, or (5) allow for payment through a “net settlement” feature. The “repricing” of stock options is prohibited without prior approval of our stockholders.

In respect of our named executive officers, pursuant to the 2011 Stock Plan, as of June 30, 2013, Mr. Martin has been granted 671,506 options, Mr. Roe has been granted 147,312 options, Mr. Pitts has been granted 291,507 options, Dr. Perkins has been granted 44,168 options and Mr. Petrikin has been granted 33,567 options.
Awards of Restricted Stock Units
Subject to the approval of our Board, the Compensation Committee may grant RSUs under the 2011 Stock Plan. As of June 30, 2013, RSUs in respect of 2,192,359 shares of our common stock were outstanding under the 2011 Stock Plan. The RSUs were granted in part as “time vesting RSUs,” which vest ratably on a yearly basis on each of the first four anniversaries following the date of grant (or earlier upon a change of control), and in part as “performance-based RSUs” that are earned by the grantees based on our achievement of certain financial goals. Thus far, the performance-based RSUs have been divided equally into B Units and C Units. Grantees are granted a certain target number of B Units and C Units, although there is a performance multiplier ranging from 50% to 150% that is applied in the determination of the number of B Units or C Units actually earned by a grantee based on the percentage of the target performance goal achieved by us (assuming that at least the minimum performance levels are achieved). None of the B Units or C Units is earned if we do not meet the minimum performance goal for such Units. The Compensation Committee has the discretion to adjust the target performance levels for the B Units and C Units to exclude the impact of items during a fiscal year deemed to be unusual, unexpected or non-recurring. In respect of our named executive officers, pursuant to the 2011 Stock Plan, as of June 30, 2013, Mr. Martin has been granted 530,994 RSUs, Mr. Roe has been granted 96,452 RSUs, Mr. Pitts has been granted 108,731 RSUs, Dr. Perkins has been granted 79,193 RSUs and Mr. Petrikin has been granted 85,263 RSUs.
Stock Appreciation Rights
Subject to the approval of our Board, the Compensation Committee may grant SARs independent of or in connection with a stock option. The exercise price per share of a SAR will be an amount determined by the Compensation Committee, but in no event will such amount be less than 100% of the fair market value of a share on the date the SAR is granted (other than in the case of SARs granted in substitution of previously granted awards). Generally, each SAR will entitle the participant upon exercise to an amount equal to the product of (1) the excess of (A) the fair market value on the exercise date of one share of common stock, over (B) the exercise price per share, times (2) the numbers of shares of common stock covered by the SAR. As discussed above with respect to options, the “repricing” of SARs is prohibited under the 2011 Stock Plan without prior approval of our stockholders.
Other Stock-Based Awards (including Performance-Based Awards)
In addition to stock options, RSUs and SARs, subject to the approval of our Board, the Compensation Committee may grant or sell awards of shares, restricted shares and awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of shares, including performance-based awards. The Compensation Committee, in its sole discretion, may grant awards that are denominated in shares or cash (such awards, “Performance-Based Awards”), which awards may, but are not required to, be granted in a manner which is intended to be deductible by us under Section 162(m) of the Code. Such Performance-Based Awards will be in such form, and dependent on such conditions, as the Compensation Committee will determine, including, without limitation, the right to receive, or vest with respect to, one or more shares or the cash value of the award upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The maximum amount of a Performance-Based Award that may be earned during each fiscal year during a performance period by any participant will be: (x) with respect to Performance-Based Awards that are denominated in shares, 2,500,000 shares and (y) with respect to Performance-Based Awards that are denominated in cash, $10,000,000. The amount of the Performance-Based Award actually paid to a participant may be less than the amount determined by the applicable performance goal formula, at the discretion of the Compensation Committee.
Effect of Certain Events on 2011 Stock Plan and Awards
In the event of any stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other corporate exchange, any equity restructuring (as defined under Financial Accounting Standards Board (FASB) Accounting Standard Codification 718), or any distribution to stockholders of common stock other than regular cash dividends or any similar event, the Compensation Committee in its sole discretion and without liability to any person will make such substitution or adjustment, if any, as it deems to be reasonably necessary to address, on an equitable basis, the effect of such event, as to (i) the number or kind of common stock or other securities that may be issued as set forth in the 2011 Stock Plan or pursuant to outstanding awards, (ii) the maximum number of shares for which options or SARs may be granted during a fiscal year to any participant, (iii) the maximum amount of a Performance-Based Award that may be granted during a fiscal year to any participant, (iv) the exercise price of any award and/or (v) any other affected terms of such awards. Except as otherwise provided in an award agreement or otherwise determined by the Compensation Committee, in the event of a Change in Control (as defined in the 2011 Stock Plan), with respect to any outstanding awards then held by participants which are unexercisable or otherwise unvested or subject to lapse restrictions, the Committee may, but will not be obligated to, in a manner intended to comply with the requirements of Section 409A of the Code, (1) accelerate, vest, or cause the restrictions to lapse with all or any portion of an award, (2) cancel awards for fair value (as determined in the sole discretion of the Compensation Committee), which, in the case of stock options and SARs, may equal the excess, if any, of the value of the consideration to be paid in the Change in Control transaction to holders of the same number of shares subject to such stock options or SARs over the aggregate exercise price of such stock options or SARs, (3) provide for the issuance of substitute awards or (4) provide that the stock options will be exercisable for all shares subject thereto for a period of at least 30 days prior to the Change in Control and that upon the occurrence of the Change in Control, the stock options will terminate and be of no further force or effect. The Compensation Committee may cancel stock options and SARs for no consideration if the fair market value of the shares subject to such options or SARs is less than or equal to the aggregate exercise price of such stock options or SARs.
Nontransferability of Awards
Unless otherwise determined by the Compensation Committee, an award will not be transferable or assignable by a participant otherwise than by will or by the laws of descent and distribution.
Amendment and Termination
The Compensation Committee may generally amend, alter or discontinue the 2011 Stock Plan, but no amendment, alteration or discontinuation will be made (1) without the approval of our stockholders to the extent such approval is (a) required by or (b) desirable to satisfy the requirements of any applicable law, including the listing standards of the securities exchange that is, at the applicable time, the principal market for the shares of our common stock, or (2) without the consent of a participant, would materially adversely impair any of the rights or obligations under any award theretofore granted to the participant under the 2011 Stock Plan; provided, however, that the Compensation Committee may amend the 2011 Stock Plan in such manner as it deems necessary to permit the granting of awards meeting the requirements of the Code or other applicable laws, including, without limitation, to avoid adverse tax consequences or accounting consequences to us or any participant.
Section 409A of the Code
The 2011 Stock Plan and awards issued thereunder will be interpreted in accordance with Section 409A of the Code and Department of Treasury regulations, and no award will be granted, deferred, accelerated, paid out or modified under the 2011 Stock Plan in a manner that would result in the imposition of an additional tax under Code Section 409A upon a participant.
United States Federal Income Tax Consequences
The following is a general summary of the material United States federal income tax consequences of the grant, vesting and exercise of awards under the 2004 Stock Plan and the 2011 Stock Plan and the disposition of shares acquired pursuant to the exercise of such awards and is intended to reflect the current provisions of the Code and the regulations thereunder. This summary is not intended to be a complete statement of applicable law, nor does it address foreign, state, local and payroll tax considerations. Moreover, the United States federal income tax consequences to any particular participant may differ from those described herein by reason of, among other things, the particular circumstances of such participant.
Incentive Stock Options
Options granted as “incentive stock options” (“ISOs”) under Section 422 of the Code may qualify for special tax treatment. The Code requires that, for treatment of an option as an ISO, common stock acquired through the exercise of the option cannot be disposed of before the later of (i) two years from the date of grant of the option or (ii) one year from the date of exercise. Holders of ISOs will generally incur no federal income tax liability at the time of grant or upon exercise of those options. However, the option “spread value” at the time of option exercise will be an “item of tax preference,” which may give rise to “alternative minimum tax” liability for the taxable year in which the exercise occurs. If the holder does not dispose of the shares before two years following the date of grant and one year following the date of exercise, the difference between the exercise price and the amount realized upon disposition of the shares will constitute long-term capital gain or loss, as the case may be. Assuming both holding periods are satisfied, we will not be allowed a deduction for federal income tax purposes in connection with the grant or exercise of the ISO. If, within two years following the date of grant or within one year following the date of exercise, the holder of shares acquired through the exercise of an ISO disposes of those shares, the participant will generally realize taxable compensation at the time of such disposition equal to the difference between the exercise price and the lesser of the fair market value of the share on the date of exercise or the amount realized on the subsequent disposition of the shares, and that amount will generally be deductible by us for federal income tax purposes, subject to the possible limitations on deductibility under Sections 280G and 162(m) of the Code for compensation paid to executives designated in those Sections. Finally, if an otherwise qualified ISO becomes first exercisable in any one year for shares having an aggregate value in excess of $100,000 (based on the grant date value), the portion of the ISO in respect of those excess shares will be treated as a non-qualified stock option for federal income tax purposes.

Non-Qualified Stock Options
No income will be realized by a participant upon grant of a non-qualified stock option. Upon the exercise of a non-qualified stock option, the participant will recognize ordinary compensation income in an amount equal to the excess, if any, of the fair market value of the underlying exercised shares over the option exercise price paid at the time of exercise. We will be able to deduct this same amount for United States federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.
SARs
No income will be realized by a participant upon grant of an SAR. Upon the exercise of an SAR, the participant will recognize ordinary compensation income in an amount equal to the fair market value of the shares of stock or cash payment received in respect of the SAR. We will be able to deduct this same amount for United States federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.
Restricted Stock
A participant will not be subject to tax upon the grant of an award of restricted stock unless the participant otherwise elects to be taxed at the time of grant pursuant to Section 83(b) of the Code. On the date an award of restricted stock becomes transferable or is no longer subject to a substantial risk of forfeiture, the participant will have taxable compensation equal to the difference between the fair market value of the shares on that date over the amount the participant paid for such shares, if any, unless the participant made an election under Section 83(b) of the Code to be taxed at the time of grant. If the participant makes an election under Section 83(b), the participant will have taxable compensation at the time of grant equal to the difference between the fair market value of the shares on the date of grant over the amount the participant paid for such shares, if any. (Special rules apply to the receipt and disposition of restricted stock received by officers and directors who are subject to Section 16(b) of the Exchange Act). We will be able to deduct, at the same time as it is recognized by the participant, the amount of taxable compensation to the participant for United States federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.
Restricted Stock Units
A participant will not be subject to tax upon the grant of a RSU award. Rather, upon the delivery of shares or cash pursuant to a RSU award, the participant will have taxable compensation equal to the fair market value of the number of shares (or the amount of cash) the participant actually receives with respect to the award. We will be able to deduct the amount of taxable compensation to the participant for United States federal income tax purposes, but the deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.
Stock Bonus Awards
A participant will have taxable compensation equal to the difference between the fair market value of the shares on the date the common stock subject to the award is transferred to the participant over the amount the participant paid for such shares, if any. We will be able to deduct, at the same time as it is recognized by the participant, the amount of taxable compensation to the participant for United States federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.
Section 162(m)
In general, Section 162(m) of the Code denies a publicly held corporation a deduction for United States federal income tax purposes for compensation in excess of $1 million per year per person to its principal executive officer and certain other named executive officers, subject to certain exceptions. The 2011 Stock Plan is intended to satisfy an exception with respect to grants of options to covered employees. In addition, the 2011 Stock Plan is designed to permit certain awards of restricted stock, RSUs, cash bonus awards and other awards to be awarded as performance compensation awards intended to qualify under the “performance-based compensation” exception to Section 162(m) of the Code. Finally, under a special Section 162(m) exception, any compensation paid pursuant to a compensation plan in existence before the effective date of our initial public offering will not be subject to the $1,000,000 limitation until the earliest of: (i) the expiration of the compensation plan, (ii) a material modification of the compensation plan (as determined under Section 162(m)), (iii) the issuance of all the employer stock and other compensation allocated under the compensation plan, or (iv) the first meeting of stockholders at which directors are elected after the close of the third calendar year following the year in which our initial public offering occurred. In addition, for tax years beginning in 2013, we will become subject to the provisions of Section 162(m)(6) which imposes a deductibility limit of $500,000 for compensation paid to our named executive officers, among others.

Effects of the Merger

As was disclosed in our definitive Information Statement filed on July 26, 2013, upon the consummation of the Merger, all stock options, whether vested or unvested, that are outstanding immediately prior to the effective time  of the Merger will be canceled in exchange for a cash payment, subject to any required tax withholdings, equal to the excess, if any, of $21 per share (the Merger consideration) over the exercise price per share under each stock option multiplied by the number of shares subject to such stock option. If the exercise price per share of any stock option is equal to or greater than $21 per share, such stock options shall be canceled without any cash payment being made in respect thereof.  In addition, at the effective time of the Merger, each RSU (since all performance periods have been completed, all performance-based RSUs are treated the same as time-based RSUs), whether vested or unvested, that is outstanding immediately prior to the effective time of the Merger will be canceled in exchange for a cash payment, subject to any required tax withholdings, equal to $21.

Prior to our initial public offering, we made a cash distribution in January 2010 and a cash dividend in January 2011 to all stockholders, including to holders of certain outstanding RSUs and stock options. However, cash dividends with respect to such RSUs and stock options were deferred until such equity awards vest. Upon the completion of the Merger, all RSUs and stock options vest and the related cash dividends will be paid.

Outstanding Equity Awards at Fiscal 2013 Year-End
The following table summarizes the outstanding equity awards held by each named executive officer at June 30, 2013. The table reflects options to purchase our common stock or RSUs that were granted under the 2004 Stock Plan or the 2011 Stock Plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)		Number of Securities Underlying Unexercised Options (#) Unexercisable (b)		Option Exercise Price ($) (c)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (d)
Charles N. Martin, Jr.	388,390	(e)	—		33.67	6/20/2021
	47,138	(f)	94,277	(f)	11.79	9/20/2021	52,500	(n)	1,088,850
							189,522	(o)	3,930,686
	—		141,701	(m)	11.81	9/20/2022	69,433	(p)	1,440,040
Phillip W. Roe	21,033	(g)	—		2.80	11/3/2015
	—		21,033	(h)	2.80	11/3/2015
	17,994	(g)	—		33.67	11/3/2015
	41,708	(i)	—		2.80	2/5/2018
	—		41,708	(j)	2.80	2/5/2018
	35,750	(i)	—		33.67	2/5/2018
	91,403	(e)	—		33.67	6/20/2021
	9,324	(f)	18,649	(f)	11.79	9/20/2021	10,386	(n)	215,406
							31,156	(o)	646,175
	—		27,936	(m)	11.81	9/20/2022	13,688	(p)	283,889
Keith B. Pitts	31,281	(i)	—		2.80	2/5/2018
	—		31,281	(j)	2.80	2/5/2018
	26,812	(i)	—		2.80	2/5/2018
	228,459	(e)	—		33.67	6/20/2021
	10,489	(f)	20,980	(f)	11.79	9/20/2021	11,683	(n)	242,305
							35,050	(o)	726,937
	—		31,579	(m)	11.81	9/20/2022	15,474	(p)	320,931
Bradley A. Perkins, M.D.	75,075	(k)	50,051	(k)	2.80	8/18/2019
	—		125,126	(l)	2.80	8/18/2019
	64,350	(k)	42,901	(i)	33.67	8/18/2019
							70,762	(q)	1,467,604
	9,324	(f)	18,649	(f)	11.79	9/20/2021	10,386	(n)	215,406
							31,156	(o)	646,175
	—		16,195	(m)	11.81	9/20/2022	7,935	(p)	164,572
Timothy M. Petrikin	—		33,567	(m)	11.81	9/20/2022
							26,940	(r)	558,736
							16,448	(p)	341,132

______________

(a)	This column represents the number of stock options that had vested and were exercisable as of June 30, 2013.

(b)	This column represents the number of stock options that had not vested and were not exercisable as of June 30, 2013.

(c)	The exercise price for the options was never less than the grant date fair market value of a share of our common stock as determined by our Board or the Compensation Committee.

(d)	Based on the closing sales price of our common stock of $20.74 on the NYSE on June 28, 2013.

(e)
These options resulted from the conversion of the Holdings LLC Class D units to options to purchase our common stock as part of the Holdings Merger. Since the original Class D units were fully vested at the time of the Holdings Merger, these options were 100% vested as of June 30, 2013.

(f)
One-third of the options represented by this option grant vest and become exercisable on each of the first three anniversaries of the September 20, 2011 grant date of these options (or earlier upon a change of control).

(g)
20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the November 3, 2005 grant date of these options (or earlier upon a change of control). 100% of this option grant was vested as of June 30, 2013.

(h)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the November 3, 2005 grant date of these options (or earlier upon a liquidity event).

(i)
20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the February 5, 2008 grant date of these options (or earlier upon a change of control). 100% of this option grant was vested as of June 30, 2013.

(j)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the February 5, 2008 grant date of these options (or earlier upon a liquidity event).

(k)
20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the August 18, 2009 grant date of these options (or earlier upon a change of control). 60% of this option grant was vested as of June 30, 2013.

(l)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the August 18, 2009 grant date of these options (or earlier upon a liquidity event).

(m)
One-third of the options represented by this option grant vest and become exercisable on each of the first three anniversaries of the September 20, 2012 grant date of these options (or earlier upon a change of control).

(n)	25% of the RSUs vest on each of the first four anniversaries of the September 20, 2011 grant date (or earlier upon a change of control).

(o)	Represents performance-based RSUs earned with 25% of the RSUs vesting on each of September 1, 2012, September 1, 2013, September 1, 2014 and September 1, 2015 (or earlier upon a change of control).

(p)	25% of the RSUs vest on each of the first four anniversaries of the September 20, 2012 grant date (or earlier upon a change of control).

(q)	25% of the RSUs vest on each of the first four anniversaries of the July 1, 2010 grant date (or earlier upon a change of control).

(r)	25% of the RSUs vest on each of the first four anniversaries of the February 27, 2012 grant date (or earlier upon a change of control).

Option Exercises and Stock Vested in Fiscal 2013
The following table includes certain information with respect to RSUs that vested for the named executive officers during FY 2013.

Name	Number of shares acquired on vesting (#)	Value realized upon vesting (a) ($)
Charles N. Martin, Jr.	80,672	822,602
Phillip W. Roe	13,845	142,118
Keith B. Pitts	15,576	159,888
Bradley A. Perkins, M.D.	23,509	228,031
Timothy M. Petrikin	8,980	132,724
______________

(a)	The value realized upon vesting is based on the fair market value on the date of vesting.

No named executive officers exercised any stock options during fiscal 2013.
Pension and Other Benefits
We maintain a 401(k) plan as previously discussed above in “Compensation Discussion and Analysis.” For FY 2013, we provide a matching contribution for a portion of the 401(k) contributions made by our employees, including our named executive officers. We do not maintain any defined benefit plans or account-balance nonqualified deferred compensation plans for our executive officers.
Potential Payments Upon a Change in Control or Termination of Employment
Involuntary Termination Following a Change in Control
Employment Agreements

•
Severance Payments. Under the respective employment agreements for each of our named executive officers, in the event such named executive officer’s employment with us is terminated by us without cause or by the executive for “good reason” (as defined below) at any time following the occurrence of a “change in control” (as defined below) but prior to the second anniversary of the change in control, he will be entitled to a payment equal to (i) three times the sum of his (x) annual base salary at the time of termination and (y) the average of the annual non-equity incentive compensation received with respect to the two fiscal years ending prior to the year of the term of the employment agreement in which termination occurs, plus (ii) an additional amount equal to such executive’s pro rata portion of the annual non-equity incentive compensation earned for the year of termination. These severance payments are generally payable in a lump sum within five days after termination of employment following a change in control.

•
Continuation of health, welfare and other benefits. Pursuant to the terms of the employment agreements for each of our named executive officers, such named executive officers will also be entitled to 18 months (or, if longer, the remainder of the term of the employment agreement) of continued medical, dental, life and long-term disability benefits coverage. Such executives are also entitled to benefits pursuant to any supplemental retirement plan maintained by us as if his employment had continued for 18 months (or if longer, the remainder of the term of the employment agreement); however, no such supplemental retirement plan currently exists.

•
Awards under the Annual Incentive Plan. Under the terms of the cash awards made under the Annual Incentive Plan, in the event that the executive’s employment is terminated by us without cause or by the executive for good reason, in either case, following a change in control, the executive will be entitled to receive all earned but unpaid awards, payable in a lump sum within ten days following termination. The definitions of “cause,” “good reason” and “change in control” are substantially similar to those respective definitions found in the employment agreements, discussed below (although this does not apply to any termination that would have occurred during our 2013 fiscal year, for the discussion of the rights upon termination of employment under the 2014 Incentive Plan, please see discussion starting on page 8).

•
“Golden Parachute” Cut-Back. Pursuant to the terms of the employment agreements, in the event that any payments or benefits to which a named executive officer is entitled could give rise to “golden parachute” excise taxes following a change in control, then such payments and benefits will be cut back in such amount as necessary to avoid the application of the excise tax.
Generally, under their terms of the employment agreements, a “change in control” means the occurrence of any one of the following events:

•
any person (other than our affiliated entities and certain other enumerated parties) acquires stock ownership of us constituting more than 50% of the total combined voting power of our outstanding voting securities;

•
a majority of the members of our Board is replaced during any twelve-month period by directors whose appointment or election is not endorsed by at least the majority of the members of our Board before the date of such appointment or election;

•
our stockholders approve a merger or consolidation with any other corporation (other than a transaction in which the holders of our voting securities immediately before the transaction own 50% or more of our successor’s voting securities immediately thereafter ), and immediately after the consummation of such transaction in substantially the same proportion as their ownership immediately prior to the transaction; or

•	the sale of all or substantially all of our assets in one or a series of related transactions other than a sale to our affiliated entities or certain other enumerated parties.
Under the terms of the employment agreements, a named executive officer will be considered to be involuntarily terminated if he is entitled to terminate his employment for “good reason,” which, before a change-in control, is generally defined as any failure by us to comply with any material term of the agreement, and which, following a change in control transaction, is generally defined as (i) a material reduction in the executive’s base compensation, (ii) a material reduction in the executive’s authority, duties or responsibilities, (iii) a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive reports, (iv) a material reduction in the budget over which the executive retains authority, (v) a material change in the geographic location at which the executive must perform services, or (vi) any other action/inaction that constitutes a material breach of the employment agreement by us.
The employment agreements define “cause” as (i) the willful failure or refusal by the executive to perform his duties for ten days following a written demand from us to so perform, (ii) the willful engaging by the executive in misconduct which is materially injurious to us, or (iii) the executive’s conviction of, or a no contest plea to, a felony.
Death and disability. A termination of employment due to death or disability entitles the named executive officer to payment of the base salary and bonus amount that he would otherwise have earned through the end of the calendar year in which such termination occurs.
Obligations of named executive officers. Under their respective employment agreements, each of our named executive officers has the following obligations to us:

•	not to use or disclose our confidential business information;

•	not to solicit any of our employees for employment for a period expiring two years after the termination of his employment; and

•
not to accept employment with or consult with, or have any ownership interest in, any hospital or hospital management entity for a period expiring two years after the termination of his employment, except there shall be no such prohibitions if (1) we terminate the executive under his employment agreement or (2) the executive terminates his agreement for good reason.

On September 30, 2013, we entered into non-competition agreements with Messrs. Perkins and Petrikin pursuant to which they will not accept employment with or consult with, or have any ownership interest in, any entity which is a general acute care hospital system or is in the general acute care hospital or general acute care hospital management business for a period of eighteen (18) months after the termination of their employment. This non-competition agreement supersedes their prior non-competition covenant in their employment agreement and does not terminate if (1) we terminate the executive under his employment agreement or (2) the executive terminates his agreement with good reason.
Involuntary Termination Prior to a Change in Control
Each of our named executive officers is also entitled to severance payments and benefits in the event that his employment is terminated by us in violation of the terms of the employment agreement or if he terminates on account of our failure to comply with any material provision of the agreement following a ten-day cure period, in either case, prior to a change in control transaction. Upon an involuntary termination prior to a change in control, or after the second anniversary of the change in control, the executive will generally be entitled to the same payments and benefits described above, except that the severance payment consisting of base salary and the average of the prior two years’ non-equity incentive compensation earned will be calculated using a multiple of two (instead of three) and will be payable monthly in equal installments (instead of in a lump sum). Additionally, the named executive officers will not receive any payments owed to them pursuant to the Annual Incentive Plan in the event of an involuntary termination of employment not in connection with a change in control.
The following table describes the non-equity related payments and benefits under our compensation and benefit plans and arrangements to which the named executive officers would be entitled to receive upon a termination of employment under their respective employment agreement. The amounts set forth in the table assume a termination of employment occurring on June 28, 2013 (the last business day of our last completed fiscal year).

Name	Cash Severance Payment ($)	Cash Incentive Awards ($)	Continuation of Medical/Welfare Benefits (present value) ($)	Total Termination Benefits ($)
Charles N. Martin, Jr.
—Involuntary termination prior to change in control	7,168,070	—	27,860	7,195,930
—Involuntary termination after change in control	10,752,105	—	27,860	10,779,965
Phillip W. Roe
—Involuntary termination prior to change in control	3,383,900	—	24,896	3,408,796
—Involuntary termination after change in control	5,075,850	—	24,896	5,100,746
Keith B. Pitts
—Involuntary termination prior to change in control	3,557,950	—	26,960	3,584,910
—Involuntary termination after change in control	5,336,925	—	26,960	5,363,885
Bradley A. Perkins, M.D.
—Involuntary termination prior to change in control	3,161,800	—	18,693	3,180,493
—Involuntary termination after change in control	4,742,700	—	18,693	4,761,393
Timothy M. Petrikin
—Involuntary termination prior to change in control	2,500,000	—	18,693	2,518,693
—Involuntary termination after change in control	3,750,000	—	18,693	3,768,693
Acceleration of Equity-Based Incentive Compensation Awards in Connection with a Change in Control
Stock options. The award agreements granting “performance options” and “time options” under our 2004 Stock Plan and 2011 Stock Plan to our named executive officers provide for “single trigger” acceleration of vesting upon a change in control.
RSUs. The award agreements granting time-vesting and performance-vesting RSUs under our 2004 Stock Plan and 2011 Stock Plan provides for “single trigger” acceleration of vesting upon a change in control.
Under the 2004 Stock Plan, a “change in control” generally means the occurrence of any one of the following events:

•
any person (other than our affiliated entities, an underwriter in connection with a prospective offering of our securities, and certain other enumerated parties) acquires stock ownership of us constituting more than 50% of the total combined voting power of our outstanding voting securities;

•
our merger or consolidation with or into any person (other than a transaction in which the holders of our voting securities immediately before the transaction own 50% or more of the successor’s voting securities immediately thereafter); or

•	a complete liquidation of us or a sale or disposition by us of all or substantially all of our assets.
The 2011 Stock Plan has a similar definition of “change in control,” but also provides that it is a change in control if, during any period of 12 months, individuals who at the beginning of such period constituted our Board (together with any new directors whose election by such Board or whose nomination for election by our stockholders was approved by a vote of a majority of our directors, then still in office, who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our Board. For the discussion of the effects of the Merger on all of the outstanding equity awards, please see discussion in section entitled "Effects of the Merger" on page 26.

Estimated value of accelerated vesting of equity-based compensation upon a change in control and liquidity event. The following table shows the value attributable to the accelerated vesting of equity held by each named executive officer assuming a change in control and liquidity event had occurred on June 30, 2013:

Name	Value of Accelerated Vesting of Stock Options (1)	Value of Accelerated Vesting of Restricted Stock Units (2)	Total
Charles N. Martin, Jr.	$2,109,169	$6,459,577	$8,568,746
Phillip W. Roe	$1,541,951	$1,145,470	$2,687,421
Keith B. Pitts	$1,030,953	$1,290,173	$2,321,126
Bradley A. Perkins, M.D.	$3,454,205	$2,493,757	$5,947,962
Timothy M. Petrikin	$299,753	$1,473,660	$1,773,413
______________

(1)
Value represents the gain the executive would receive in the event all unvested options were accelerated on June 30, 2013, calculated as the positive difference, or spread, between the $20.74 fair market value of a share of our common stock on that date and the applicable exercise price of the option.

(2)
Value represents the gain the executive would receive if all unvested RSUs were accelerated on June 30, 2013, calculated by multiplying the number of RSUs by the $20.74 fair market value of a share of our common stock on that date.

DIRECTOR COMPENSATION
During fiscal 2013, our directors who are either our employees or affiliated with our Sponsors did not receive any fees or other compensation for their services as our directors. We reimburse all of our directors for travel expenses and other out-of-pocket costs incurred in connection with attendance at meetings of our Board.
As described in the table below, during fiscal 2013, Stephen R. D’Arcy, a director who was not our employee or an affiliate of our Sponsors, received only a $2,500 fee per meeting for serving on our Board. He declined other compensation, as explained in the table below. Since Mr. D’Arcy is not able to receive the compensation paid to independent directors, we agreed to contribute the funds that Mr. D’Arcy would have received to the Autism Alliance of Michigan, which was co-founded by Mr. D’Arcy and for which he serves as the Chairman of the Board of Trustees. In fiscal 2013, we contributed $140,000 to the Autism Alliance of Michigan.
The following table summarizes all compensation for our non-employee directors (other than our Sponsor-affiliated directors) for our fiscal year ended June 30, 2013.

Name	Fees Earned or Paid in Cash (1)($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip N. Bredesen	120,000	150,006	—	—	—	—	270,006
Carol J. Burt	120,000	150,006	—	—	—	—	270,006
Stephen R. D'Arcy	12,500	—	—	—	—	—	12,500
______________

(1)
The director compensation in the above table reflects only the $2,500 earned by Mr. D’Arcy for attending five Board meetings in fiscal 2013. Mr. D’Arcy was nominated to be a member of our Board pursuant to a letter, dated March 16, 2010, from us to the non-profit entity which sold us The Detroit Medical Center system. Pursuant to an agreement with the Michigan Department of Attorney General, such non-profit entity’s nominee to our Board may not receive compensation for serving on our Board, other than a reasonable per diem allowance. The employee director (Mr. Martin) and the Sponsor-affiliated directors (Messrs. Dal Bello, Galvin, Husain and Simpkins) receive no additional compensation for serving on our Board and, as a result, are not listed in the table above.

In September 2011, our Compensation Committee established the following standardized director compensation plan for independent directors:

•	an annual retainer of $100,000;

•	a $20,000 annual retainer for being a member of the Audit and Compliance Committee;

•	a $5,000 annual retainer for being a member of the Nominating and Corporate Governance Committee or the Compensation Committee;

•	a $20,000 annual retainer for being the Chairman of the Audit and Compliance Committee;

•	a $10,000 annual retainer for being the Chairman of Nominating and Corporate Governance Committee or the Compensation Committee;

•	a $2,500 meeting fee for each Board or committee meeting attended, if such independent director cannot otherwise accept the director fees set forth above; and

•
annual grants of RSUs under the 2011 Stock Plan, as described above under the caption “2011 Stock Incentive Plan,” in an amount equal to the number of shares of our common stock having an aggregate fair market value of $150,000 (prorated for partial-year service with respect to initial year of service).

The annual retainers are paid to the independent directors on a quarterly basis.

Item 12.     Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
The following table and accompanying footnotes set forth information regarding the beneficial ownership of our common stock as of September 23, 2013 by: (1) each person known by us to own beneficially more than 5% of our common stock, (2) each of our named executive officers, (3) each of our directors and (4) all of our directors and executive officers as a group.
The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
As of September 23, 2013, there were 78,267,445 shares of our common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholders
Blackstone Funds (1)	29,381,564	37.5%
MSCP Funds (2)	7,707,834	9.8%

Directors and Executive Officers
Charles N. Martin, Jr. (3)	4,135,248	5.2%
Phillip W. Roe (4)	726,245	*
Keith B. Pitts (5)	1,658,332	2.1%
Bradley A. Perkins, M.D. (6)	268,614	*
Timothy M. Petrikin (7)	17,445	*
Philip N. Bredesen (8)	10,620	*
Carol J. Burt (8)	10,620	*
Michael A. Dal Bello (9)	-	-
Stephen R. D'Arcy	-	-
Robert Galvin, M.D. (9)	-	-
M. Fazle Husain (10)	7,515,136	9.6%
Neil P. Simpkins (9)	29,381,564	37.5%
All directors and executive officers as a group (17 persons)(11)	45,863,664	57.2%
______________

*	Represents less than 1%.

(1)
Reflects 20,585,466 shares directly held by Blackstone FCH Capital Partners IV L.P., 3,601,578 shares directly held by Blackstone Health Commitment Partners L.P., 385,659 shares directly held by Blackstone Capital Partners IV-A L.P., 1,248,232 shares directly held by Blackstone Family Investment Partnership IV-A L.P., 1,290,366 shares directly held by Blackstone FCH Capital Partners IV-A L.P., 1,487,725 shares directly held by Blackstone FCH Capital Partners IV-B L.P. and 782,538 shares directly held by Blackstone Health Commitment Partners-A L.P. (collectively, the “Blackstone Funds”). The general partner of each of the Blackstone Funds, other than Blackstone Family Investment Partnership IV-A L.P., is Blackstone Management Associates IV L.L.C. The general partner for Blackstone Family Investment Partnership IV-A L.P. is BCP IV Side-by-Side GP L.L.C. The majority of the membership interests in Blackstone Management Associates IV L.L.C. are held by Blackstone Holdings III L.P. The sole member of BCP IV Side-by-Side GP L.L.C. is Blackstone Holdings III L.P. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone's senior managing directors and controlled by its founder, Mr. Schwarzman. As a result of his control of Blackstone Group Management L.L.C., Mr. Schwarzman has voting and investment power with respect to the shares held by the Blackstone Funds. Each of such Blackstone entities (other than the Blackstone Funds to the extent of their direct holdings) and Mr. Schwarzman may be deemed to beneficially own the shares beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such shares. The address of each of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(2)
The MSCP Funds consist of the following six funds: Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Capital Investors, L.P. and Morgan Stanley Dean Witter Capital Investors IV, L.P. The address of each of Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. is c/o Metalmark Capital LLC, 1177 Avenue of the Americas, New York, New York 10036. The address of each of Morgan Stanley Capital Investors, L.P. and Morgan Stanley Dean Witter Capital Investors IV, L.P. is c/o Morgan Stanley, 1585 Broadway, New York, New York 10036. Metalmark Capital LLC shares investment and voting power with Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. over 7,515,136 of these 7,707,834 shares of our common stock that are indirectly owned by these four funds.

(3)
Includes 529,899 options to purchase our common stock which are vested or will vest within 60 days of September 23, 2013. Also, includes an aggregate of 1,090,354 shares of common stock directly owned by four of his family trusts.

(4)	Includes 256,881 options to purchase our common stock which are vested or will vest within 60 days of September 23, 2013.

(5)	Includes 318,057 options to purchase our common stock which are vested or will vest within 60 days of September 23, 2013.

(6)	Includes 209,946 options to purchase our common stock which are vested or will vest within 60 days of September 23, 2013.

(7)	Includes 11,189 options to purchase our common stock which are vested or will vest within 60 days of September 23, 2013.

(8)	Includes 7,056 RSUs that will vest within 60 days of September 23, 2013.

(9)
Mr. Simpkins is a member of Blackstone Management Associates IV L.L.C. and Mr. Dal Bello and Dr. Galvin are each employees of affiliates of Blackstone, but each disclaims beneficial ownership over the shares beneficially owned by the Blackstone Funds.

(10)
Mr. Husain is a Managing Director of Metalmark Capital LLC and exercises shared voting or investment power over the shares of our common stock directly owned by Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., and MSDW IV 892 Investors, L.P. and, as a result, may be deemed to be the beneficial owner of the 7,515,136 shares of our common stock owned by these four funds. Mr. Husain disclaims beneficial ownership of such shares of common stock as a result of his employment arrangements with Metalmark, except to the extent of his pecuniary interest therein ultimately realized. Metalmark Capital does not have investment and voting power with respect to 192,698 shares of our common stock indirectly owned by Morgan Stanley Capital Investors, L.P. and Morgan Stanley Dean Witter Capital Investors IV, L.P., and these 192,698 shares are not included in the 7,515,136 shares contained in this table for Mr. Husain.

(11)	Includes 1,948,815 options to purchase our common stock which are vested or will vest within 60 days of September 23, 2013 and 14,112 RSUs that will vest within 60 days of September 23, 2013.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a) List of documents filed as part of this report.
(1) Financial Statements. The applicable financial statements required under this Item 15(a)(1) are presented in our consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC on August 20, 2013.
(2) Financial Statement Schedules. All applicable financial statement schedules required under this Item 15(a)(2) are presented in our consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC on August 20, 2013.
(3) Exhibits. The exhibits filed as part of this Amendment are listed in the Exhibit Index that is located at the end of this Annual Report on Form 10-K.
(b) Exhibits.
See Item 15(a)(3) of this Amendment.
(c) Financial Statement Schedules.
See Item 15(a)(2) of this Amendment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANGUARD HEALTH SYSTEMS, INC.		Date
By:	/s/ Charles N. Martin, Jr. Charles N. Martin, Jr.	September 30, 2013
Chairman of the Board, President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles N. Martin, Jr.	Chairman of the Board, President & Chief Executive Officer; Director	September 30, 2013
Charles N. Martin, Jr.	(Principal Executive Officer)

/s/ Phillip W. Roe	Executive Vice President, Chief Financial Officer & Treasurer	September 30, 2013
Phillip W. Roe	(Principal Financial Officer)

/s/ Gary D. Willis	Senior Vice President, Controller & Chief Accounting Officer	September 30, 2013
Gary D. Willis	(Principal Accounting Officer)

/s/ Philip N. Bredesen	Director	September 30, 2013
Philip N. Bredesen

/s/ Carol J. Burt	Director	September 30, 2013
Carol J. Burt

/s/ Stephen D’Arcy	Director	September 30, 2013
Stephen D’Arcy

/s/ Michael A. Dal Bello	Director	September 30, 2013
Michael A. Dal Bello

/s/ Robert Galvin, M.D.	Director	September 30, 2013
Robert Galvin, M.D.

/s/ M. Fazle Husain	Director	September 30, 2013
M. Fazle Husain

/s/ Neil P. Simpkins	Director	September 30, 2013
Neil P. Simpkins

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc. (1)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc. (1)

2.3	Indemnification Agreement, dated as of July 23, 2004, among VHS Holdings LLC, Vanguard Health Systems, Inc., and the stockholders and holders of options set forth therein (1)(2)

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

10.104
Contract Amendment Number 10, executed on September 9, 2010, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (4)

10.105
Contract Amendment Number 11, executed on October 25, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (14)

10.106
Contract Amendment Number 12, executed on November 5, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (14)

10.107
Contract Amendment Number 13, executed on January 17, 2011, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (14)

10.108
Contract Amendment Number 14, executed on February 9, 2011, but effective as of April 1, 2011, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (28)

10.109
Contract Amendment Number 15, executed on May 2, 2011, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (25)

10.110
Contract Amendment Number 16, executed on September 9, 2011, but effective as of October 1, 2011, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (9)

10.111
Contract Amendment Number 17, dated as of February 29, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (27)

10.112
Contract Amendment Number 18, dated as of May 8, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (15)

10.113
Contract Amendment Number 19, dated as of September 28, 2012, but effective as of October 1, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (16)

10.114*
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

10.118
Contract Amendment Number 21, dated as of July 2, 2013, but effective as of August 1, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.119	Arizona Health Care Cost Containment System Administration Contract No. YH14-0001 with VHS Phoenix Health Plan, LLC, effective October 1, 2013

12.1*	Computation of Ratios of Earnings to Fixed Charges

21.1*	Subsidiaries of Vanguard Health Systems, Inc.

23.1*	Consent of Ernst & Young LLP

Exhibit No.	Description

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CEO Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of CFO Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

101*
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

* - Filed with original Annual Report on Form 10-K filed on August 20, 2013.

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